Form 10-Q
period 2022-09-30
Brightwood Capital Corp I
filed 2022-11-10
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56452

BRIGHTWOOD CAPITAL CORPORATION I

(Exact Name of Registrant as Specified in its Charter)

Maryland	88-1977273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue, 26th Floor
New York, NY	10019
(Address of Principal Executive Office)	(Zip Code)

(646) 957-9525

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2022, the registrant had 10,100,000 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION	1

PART II—OTHER INFORMATION	26

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Brightwood Capital Corporation I

STATEMENT OF ASSETS AND LIABILITES

(dollars in thousands, except share and per share data)

September 30, 2022 (1)
(Unaudited)
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $53,671)	$53,671
Cash and cash equivalents	46,913
Interest and paydown receivable	348
Total assets	$100,932
Liabilities
Accrued organizational expenses	$363
Due to affiliates	240
Management fees payable	11
Directors' fees payable (See Note 3)	30
Accounts payable and accrued expenses	311
Total liabilities	$955
Commitments and contingencies (See Note 6)
Net assets (See Note 7)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	$101
Paid-in-capital in excess of par value	100,825
Accumulated earnings (deficit)	(949)
Total net assets	$99,977
Total liabilities and net assets	$100,932
Net asset value per share (See Note 8)	$9.90

(1) The Company was formed on November 15, 2021. There are no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2022 (1)	September 30, 2022 (1)
Investment income
Non-controlled/non-affiliate company investments:
Interest income	$69	$69
Total investment income	69	69
Expenses
Organizational expenses	154	399
Management fees	11	11
Professional fees	265	265
Directors' fees	30	30
Administration fees	46	46
Other general and administrative expenses	267	267
Total expenses	773	1,018
Net investment income (loss)	(704)	(949)
Realized and unrealized gain (loss) on investments
Total net realized and unrealized gain (loss) on investments	-	-
Net increase (decrease) in net assets resulting from operations	$(704)	$(949)
Per share data(2)
Net investment income (loss) per share	$(0.07)	$(0.09)
Net increase (decrease) in net assets resulting from operations per share	$(0.07)	$(0.09)
Weighted average shares outstanding	10,100,000	10,100,000

(1) The Company was formed on November 15, 2021. There are no material activities before the initial funding was received on September 26, 2022.

(2) The weighted average shares outstanding for the three and nine months ended September 30, 2022, are based on the assumption that the number of shares issued in the Formation Transactions and Offering in June and September 2022 (10,100,000 shares of Common Stock) had been issued on January 1, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

 STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2022 (1)	September 30, 2022 (1)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(704)	$(949)
Net increase (decrease) in net assets resulting from operations	(704)	(949)
Capital share transactions
Issuance of common shares	100,990	101,000
Offering cost	(74)	(74)
Net increase (decrease) in net assets resulting from capital share transactions	100,916	100,926
Total increase (decrease) in net assets	100,212	99,977
Net assets, at beginning of period	(235)	-
Net assets, at end of period	$99,977	$99,977

(1) The Company was formed on November 15, 2021. There are no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

STATEMENT OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

Nine Months Ended
September 30, 2022 (1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(949)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(54,000)
Proceeds from principal repayments of investments and sales of investments	337
Amortization of premium/accretion of discount, net	(8)
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(348)
Increase (decrease) in accrued organizational expenses	363
Increase (decrease) in payable to affiliates	240
Increase (decrease) in management fees payable	11
Increase (decrease) in directors' fees payable	30
Increase (decrease) in accounts payable and accrued expenses	311
Net cash provided by (used in) operating activities	(54,013)
Cash flows from financing activities
Proceeds from issuance of common shares	101,000
Offering cost	(74)
Net cash provided by (used in) financing activities	100,926
Net increase (decrease) in cash and cash equivalents	46,913
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$46,913
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$-

(1) The Company was formed on November 15, 2021. There are no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

SCHEDULE OF INVESTMENTS (UNAUDITED)

As of September 30, 2022

(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Investments
Senior Secured Loans
Business Services
Vehicle Management Services LLC	(5)(6)(7)	Senior Secured First Lien	S + 6.25%	9.07%	7/26/2027	$4,988	$4,888	$4,888	4.9%
Voice Comm, LLC	(5)(6)(7)	Senior Secured First Lien	S + 6.75%	9.16%	7/13/2027	19,750	19,356	19,356	19.4%
Total Business Services							24,244	24,244	24.3%
Healthcare
Shiftkey, LLC	(5)(6)(7)	Senior Secured First Lien	S + 5.75%	9.56%	6/21/2027	9,975	9,875	9,875	9.9%
Total Healthcare							9,875	9,875	9.9%
Technology & Telecommunications
North Acquisition LLC	(5)(6)(7)	Senior Secured First Lien	S + 6.75%	9.54%	7/27/2027	19,950	19,552	19,552	19.6%
Total Technology & Telecommunications							19,552	19,552	19.6%
Total Senior Secured Loans							53,671	53,671	53.8%
Total Investments							$53,671	$53,671	53.8%
Cash Equivalents
First American Government Obligations Fund, Class X	(8)	Money Market		2.77%		46,863	$46,863	$46,863	46.9%
Total Investments and Cash Equivalents							$100,534	$100,534	100.7%
Liabilities in Excess of Other Assets							(557)	(557)	-0.7%
Net Assets							$99,977	$99,977	100.0%

(1) All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that Brightwood Capital Corporation I (the “Company”) maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2) The issuers of debt and equity held by the Company are domiciled in the United States.
(3) All of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at September 30, 2022. As of September 30, 2022, the effective rates for the 1M L and 3M L are 3.14%, and 3.75%, respectively. As of September 30, 2022, the effective rates for 1M S and 3M S are 3.04%, and 3.59%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4) Percentage is based on net assets of $99,977 as of September 30, 2022
(5) Investment valued using unobservable inputs (Level 3), see Note 5 "Fair Value of Financial Instruments".
(6) All investments are income producing.
(7) Denominated in U.S. Dollars unless otherwise noted.
(8) Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

Brightwood Capital Corporation I

Notes to the Financial Statements (Unaudited)

(in thousands, except share and per share information)

1.	Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

The Company is managed by Brightwood Capital Advisors, LLC the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser will provide portfolio management services to the Company, pursuant to an investment advisory agreement, including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies and determining when to dispose of the Company’s investments. A team of the Investment Adviser’s investment committee servicing the Company (the “Investment Committee”) will evaluate and approve all of the Company’s investments, subject to the oversight of the Board of Directors (the “Board”). The Board consists of five directors, three of whom are independent.

The Company’s investment objective is to achieve risk-adjusted returns via current income and, to a lesser extent, capital appreciation. The Company will focus on lending to middle market companies and will primarily invest in portfolio companies in the form of first lien senior secured loans (including any related warrants or other equity securities of such portfolio companies). These senior secured loans typically provide for cash interest and amortization payments throughout the life of the loan. Brightwood generally obtains security interests in the assets of its portfolio companies that serve as collateral in support of the repayment of these loans.

The Company conducted a private offering of its common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis each time the Company delivers a drawdown notice to its investors.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is an investment company and follows the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company evaluates subsequent events through the date that the unaudited financial statements are issued.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consists of demand deposits held at U.S. Bank National Association, headquartered in Minneapolis, MN. These deposits invest in short-term investments, which consist of commercial paper, money market instruments and/or other short-term debt obligations. These balances are insured by the Federal Deposit Insurance Corporation up to $250. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on its cash and cash equivalents. All cash and cash equivalents balances are maintained with high credit quality financial institutions.

Investment Valuation

The Company’s investments will be valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Topic 820, Fair Value Measurement and Disclosures.

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1: Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments in Level 1 include listed equities and listed derivatives. The Company does not adjust the quoted price for these investments, even in situations where the Company may hold a large position and a sale could reasonably impact the quoted price.

Level 2: Pricing inputs are other than quoted prices in active markets of comparable instruments, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments in this category generally include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3: Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation. Investments in this category generally include equity and debt positions in private companies.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. Fair value of private investments is based on Level 3 inputs and determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Enterprise values of the underlying portfolio companies are completed to compute the fair value for each class of security owned by the Company. Generally, these enterprise valuations are derived by multiplying a key performance metric of the investee company's asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the enterprise value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on investment, including assumed growth rate (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

The fair value of the Company’s investments in debt securities is further estimated using recently executed transactions, market price quotations and traded yields of corporate transactions (all when observable). When observable data is not available, fair value is estimated based on analysis of the collateral, cash flow models with yield curve analysis, seniority of the debt, enterprise value relative to debt levels, projected financial condition and operating results, payment history and ability to generate sufficient cash flows to make payments when due, and prepayment penalties.

Investments in the equity and debt securities of portfolio companies may also be valued at cost for a period of time after acquisition as the best indicator of fair value.

The determination of fair value using these methodologies takes into account a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment by the Investment Adviser.

Since the Company is under no compulsion to dispose of its investments, which are made with a view to a holding period of two years or more, the estimated values, as determined above, may not reflect amounts that could be realized upon immediate sale nor amounts that ultimately may be realized. As a result of the inherent uncertainty of the valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Statement of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

Revenue Recognition

Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of September 30, 2022, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the three and nine months ended September 30, 2022, the Company did not recognize any structuring or other upfront fee revenue.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and nine months ended September 30, 2022, no PIK interest has been recorded.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Expenses

The Company is responsible for base management fees, investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. The Company will pay Brightwood Capital Advisors, LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator (the “Administration Agreement”), including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator will be reimbursed for certain expenses it incurs on the Company’s behalf.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company intends to elect to be treated as a RIC and will file its tax return for the year ending December 31, 2022, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Statement of Assets and Liabilities of the Company.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by the Investment Adviser. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. As of September 30, 2022, no dividends or distributions have been declared.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its financial statements.

3.	Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and nine months ended September 30, 2022, the Company incurred expenses of $329 and $603, respectively, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement, all of which was payable as of September 30, 2022 and is included in accrued organizational expenses and due to affiliates.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee shall be calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and nine months ended September 30, 2022, the Investment Adviser earned a base management fee of $11, all of which was payable as of September 30, 2022.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company's Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

Directors’ Fees

Each of the Company’s Independent Directors will receive an annual retainer fee of $50, payable once per year. In addition, each of the Independent Directors will receive a fee of $10 for each regularly scheduled quarterly Board meeting in which they participate and $10 for each special Board meeting in which they participate. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

With respect to each Audit Committee meeting not held concurrently with a Board meeting, Independent Directors will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee, the chairman of the Nominating and Corporate Governance Committee, and the chairman of the Valuation Committee will each receive annual retainers of $10.

For the three and nine months ended September 30, 2022, the Company incurred directors’ fees of $30, all of which were payable at September 30, 2022.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated August 22, 2022, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its Investment Adviser.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

4.	Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2022:

	September 30, 2022
	(Unaudited)
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured Loans—First Lien	$53,671	$53,671	100.0%
Total	$53,671	$53,671	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not "control" and is not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if it owned 5% or more of its voting securities.

The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2022, the Company had no such investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of September 30, 2022:

	September 30, 2022
Industry Classification	Fair Value	Percentage of Portfolio
Business Services	$24,244	45.2%
Technology & Telecommunications	19,552	36.4%
Healthcare	9,875	18.4%
Total	$53,671	100.0%

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

5.	Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Investment Adviser classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of September 30, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	Fair Value at September 30, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured Loans -- First lien	$53,671	$—	$—	$53,671
Total investments	53,671	—	—	53,671
Cash equivalents	46,863	46,863	—	—
Total investments and cash equivalents	$100,534	$46,863	$—	$53,671

The Company's investments as of September 30, 2022, consisted of first lien secured loans. At September 30, 2022, the Investment Adviser valued all of the Company’s investments by using the acquisition price of those investments.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

The following is a reconciliation for the nine months ended September 30, 2022, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Nine Months Ended September 30, 2022
Senior Secured Loans—First Lien
Fair value at beginning of period	$—
Purchases	54,000
Accretion of discount (amortization of premium)	8
Sales and repayments	(337)
Net transfers in or out of Level 3	—
Fair value at end of period	$53,671
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$—

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2022, were as follows:

Type of Investments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans--First Lien	$53,671	Recent Acquisitions	N/A	N/A	N/A

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

7.	Net Assets

In connection with its formation, the Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share (“Common Stock”).

On June 30, 2022, Sengal Selassie purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10.

On September 16, 2022, the Company entered into subscription agreements with investors providing for the private placement of the Company’s Common Stock. Under the terms of the subscription agreements, the investors made a capital commitment in an aggregate amount equal to $353,500, $3,500 of which was from the Investment Adviser. The investors are required to fund drawdowns to purchase the Company’s Common Stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. As of September 30, 2022, the unfunded capital commitment from the investors was $252,500, $2,500 of which was from the Investment Adviser.

8.	Net Change in Net Assets Resulting from Operations per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net decrease in net assets resulting from operations	$(704)	$(949)
Weighted average shares of common stock outstanding—basic and diluted(1)	10,100,000	10,100,000
Net change in net assets resulting from operations per share—basic and diluted	$(0.07)	$(0.09)

(1) The weighted average shares outstanding for the three and nine months ended September 30, 2022, are based on the assumption that the number of shares issued in the Formation Transactions and Offering in June and September 2022 (10,100,000 shares of Common Stock) had been issued on January 1, 2022.

Brightwood Capital Corporation I

Notes to the Financial Statements (continued) (Unaudited)

(in thousands, except share and per share information)

9.	Financial Highlights

The following is a schedule of financial highlights of the Company for the period from September 26, 2022 (Commencement of Operations) through September 30, 2022:

For Period from September 26, 2022 (Commencement of Operations) through September 30, 2022
Per Share Data: (1)
Net asset value, beginning of period	$10.00
Results of operations(2)
Net investment income(loss)	(0.09)
Net increase (decrease) in net assets resulting from operations	(0.09)
Capital share transactions
Issuance of common shares(3)	—
Offering costs(2)	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.01)
Net asset value, end of period	$9.90
Shares outstanding, end of period	10,100,000
Total return(4)	(1.00)%
Ratio/Supplemental Data:
Net assets, end of period	$99,977
Ratio of net investment income to average net assets(5)	(1.13)%
Ratio of operating expenses to average net assets(5)	(1.23)%
Portfolio turnover(6)	0.63%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company's continuous offering. The issuance of Common Stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. All the issuance of Common Stock for the period from September 26, 2022 (Commencement of Operations) through September 30, 2022 was at opening net asset value per share, resulting zero impact on net asset value per share.
(4)	The total return for the period from September 26, 2022 through September 30, 2022 was calculated by taking the net asset value per share as of September 30, 2022, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on September 26, 2022.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.

10.	Subsequent Events

On October 27, 2022, the Company delivered capital call notices to the investors to issue and sell 5,050,000 shares of Common Stock for an aggregate offering price of $50,500. This capital call is due on November 10, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Brightwood Capital Corporation I, and the “Investment Adviser” refers to Brightwood Capital Advisers, LLC, (together with the Investment Adviser and their other affiliates, collectively, “Brightwood”).

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Brightwood. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•	lack of sufficient investment opportunities;

•	volatility of leveraged loan markets;

•	risk of borrower default;

•	the restricted nature of investment positions;

•	the illiquid nature of our portfolio;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

•	the effect of the COVID-19 pandemic on the Company’s business prospects and the prospects of the Company’s portfolio companies, including the Company’s and the portfolio companies’ ability to achieve their respective objectives;

•	the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Investment Adviser;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (“RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

Overview

We were formed as a Maryland corporation on November 15, 2021. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, we have elected to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended.

We are managed by Brightwood Capital Advisors, LLC, an investment adviser (the “Investment Adviser”) that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser will provide portfolio management services to us pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies, and determining when to dispose of our investments. Our investment committee will evaluate and approve all of our investments, subject to the oversight of our Board of Directors (the “Board”). The Board consists of five directors, three of whom are independent.

Our investment objective is to achieve risk-adjusted returns via current income and, to a lesser extent, capital appreciation. We will focus on lending to middle market companies and will primarily invest in portfolio companies in the form of first lien senior secured loans (including any related warrants or other equity securities of such portfolio companies). These senior secured loans typically provide for cash interest and amortization payments throughout the life of the loan. We generally obtain security interests in the assets of the portfolio companies in which we invest that serve as collateral in support of the repayment of these loans.

The Investment Adviser also serves as our administrator (in such capacity, the “Administrator”) pursuant to the terms of an administration agreement (the “Administration Agreement”).We conducted a private offering of our common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis each time we deliver a drawdown notice to them.

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in is typically not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we (but, for the avoidance of doubt, not our Investment Adviser or Administrator) may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. It is not expected that our Investment Adviser will generate revenue from our participation in such activities. Our Investment Adviser, however, may generate revenue in respect of arrangements with other clients, if any.

Expenses

We currently do not have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Investment Advisory Agreement.

All investment professionals of the Investment Adviser and their respective staffs, when, and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Adviser and not by us, other than as outlined below. We will pay Brightwood Capital Advisors, LLC (the“Administrator”) our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator will be reimbursed for certain expenses it incurs on our behalf.

We bear our own legal and other expenses incurred in connection with our formation and organization and the offering of our Common Stock, including external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts (other than any placement fees, which will be borne by the Investment Adviser directly or pursuant to waivers of the base management fee (the “Management Fee)).

In addition to Management Fees, except as noted above, we bear all other costs and expenses that are directly and specifically related to our operations, including without limitation:

(i)	all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of our investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator’s fees of third party administrators (subject to clause (xxiii) below) and financing costs (including interest expenses);

(ii)	expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers to the extent that bearing such expenses would be prohibited by ERISA);
(iii)	extraordinary expenses incurred by the Company (including litigation);
(iv)	indemnification and contribution expenses provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
(v)	taxes and other governmental fees and charges;
(vi)	administering and servicing and special servicing fees paid to third parties for our benefit;
(vii)	the cost of Company-related operational and accounting software and related expenses;
(viii)	cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor our investments (specifically, cost of software related to data warehousing, portfolio administration/reconciliation, loan pricing and trade settlement attributable to the Company);
(ix)	expenses related to the valuation or appraisal of our investments;
(x)	risk, research and market data-related expenses (including software) incurred for our investments;
(xi)	fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which we are subject or incurred in connection with any governmental inquiry, investigation or proceeding involving us; provided that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
(xii)	costs associated with the wind-up, liquidation, dissolution and termination of the Company;
(xiii)	other legal, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Advisory Agreement and the Administration Agreement and fees for outside services provided to us or on our behalf; provided that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
(xiv)	expenses of the Board (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the Board, as well as travel and out-of-pocket expenses related to the attendance by directors at Board meetings), to the extent permitted under applicable law, including ERISA, if applicable;
(xv)	annual or special meetings of the Company’s stockholders;
(xvi)	the costs and expenses associated with preparing, filing and delivering to Stockholders periodic and other reports and filings required under federal securities laws as a result of our status as a BDC;
(xvii)	ongoing Company offering expenses;
(xviii)	federal and state registration fees pertaining to the Company;
(xix)	costs of Company-related proxy statements, stockholders’ reports and notices;
(xx)	costs associated with obtaining fidelity bonds as required by the 1940 Act;
(xxi)	printing, mailing and all other similar direct expenses relating to us.
(xxii)	expenses incurred in preparation for, or in connection with, (or otherwise relating to) any initial public offering or other debt or equity offering conducted by us, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and
(xxiii)	only to the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) we operate the Company as a “venture capital operating company”, our allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to us necessary for our operation, including related taxes, health insurance and other benefits.

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment; provided that if the Investment Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Investment Adviser may allocate such expenses among such entities in any other manner that the Investment Adviser believes in good faith to be fair and equitable.

If our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will bear responsibility for the fidelity bond required under Section 412 of ERISA.

We are permitted to enter into credit facilities. In connection with borrowings, our lenders may require us to pledge assets, capital commitments and/or the right to draw down on capital commitments. In this regard, the subscription agreement contractually obligates each of our investors to fund their respective capital commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Financial Condition, Liquidity and Capital Resources

In connection with our formation, we have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10,000. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990,000, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

We expect to generate cash from (1) drawing down capital in respect of shares of our Common Stock, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee and, to the extent permitted under ERISA, if applicable, and the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to our stockholders.

Portfolio and Investment Activity

As of September 30, 2022, we had investments in 4 portfolio companies with an aggregate fair value of $53,671. There was no investment activity prior to September 26, 2022.

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2022:

($ in thousands) Net Investment Activity	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Purchases	$54,000	$54,000
Sales and Repayments	(337)	(337)
Net Portfolio Activity	$53,663	$53,663

($ in thousands)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$54,000	100%	$54,000	100%

As of September 30, 2022, our investments consisted of the following:

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
Senior Secured Loans--First Lien	$53,671	$53,671

The table below describes investments by industry composition based on fair value as of September 30, 2022:

	September 30, 2022
($ in thousands) Industry Classification	Fair Value	Percentage of Portfolio
Business Services	$24,244	45.2%
Technology & Telecommunications	19,552	36.4%
Healthcare	9,875	18.4%
Total	$53,671	100.0%

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2022:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total Investment Income	$69	$69
Less: Total expenses	773	1,018
Net Investment Loss	(704)	(949)
Net decrease in net assets resulting from operations	$(704)	$(949)

Investment Income

Investment income for the three and nine months ended September 30, 2022, were as follows:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income	$69	$69
Total investment income	$69	$69

No revenues were earned before September 26, 2022 (Commencement of Operations).

Expenses

Operating expenses for the three and nine months ended September 30, 2022, were as follows:

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Organizational expenses	$154	$399
Management fees	11	11
Professional fees	265	265
Directors’ fees	30	30
Other general and administrative expenses	313	313
Total expenses	$773	$1,018

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we intend to elect to be treated as a RIC and will file our tax return for the year ending December 31, 2022, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Statement of Assets and Liabilities.

Dividends and distributions to stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by the Investment Adviser. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. As of September 30, 2022, no dividends or distributions have been declared.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our unaudited consolidated financial statements included herein. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Investment Valuation

The Company’s investments will be valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of our assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Topic 820, Fair Value Measurement and Disclosures.

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1: Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments in Level 1 include listed equities and listed derivatives. The Company does not adjust the quoted price for these investments, even in situations where the Company may hold a large position and a sale could reasonably impact the quoted price.

Level 2: Pricing inputs are other than quoted prices in active markets of comparable instruments, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments in this category generally include corporate bonds and loans, less liquid and restricted equity securities, and certain over-the-counter derivatives.

Level 3: Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation. Investments in this category generally include equity and debt positions in private companies.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Company assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. Fair value of private investments is based on Level 3 inputs and determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Enterprise values of the underlying portfolio companies are completed to compute the fair value for each class of security owned by the Company. Generally, these enterprise valuations are derived by multiplying a key performance metric of the investee company's asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the enterprise value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on investment, including assumed growth rate (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

The fair value of the Company’s investments in debt securities is further estimated using recently executed transactions, market price quotations and traded yields of corporate transactions (all when observable). When observable data is not available, fair value is estimated based on analysis of the collateral, cash flow models with yield curve analysis, seniority of the debt, enterprise value relative to debt levels, projected financial condition and operating results, payment history and ability to generate sufficient cash flows to make payments when due, and prepayment penalties.

Investments in the equity and debt securities of portfolio companies may also be valued at cost for a period of time after acquisition as the best indicator of fair value.

The determination of fair value using these methodologies takes into account consideration of a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment by the Board.

Because the Company is under no compulsion to dispose of its investments, which are made with a view to a holding period of two years or more, the estimated values, as determined above, may not reflect amounts that could be realized upon immediate sale nor amounts that ultimately may be realized. Because of the inherent uncertainty of the valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of September 30, 2022, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

($ in thousands)

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(100)	-	(100)
Base Interest Rate	-	-	-
+100 Basis Points	401	-	401
+200 Basis Points	803	-	803
+300 Basis Points	1,204	-	1,204

Most of our investments will not have a readily available market price, and we (or through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA) will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See footnote 2 to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Item 4. Controls and Procedures.

We are not currently required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, such internal controls policies are not required to be established with respect to the Company at this time. As a result, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we are not currently required to have comprehensive documentation of our internal controls and test our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of September 30, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in Form 10, General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, filed with the U.S. Securities and Exchange Commission on July 29, 2022 which could materially affect our business, financial condition and/or operating results. The risks described in Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2022 to the risk factors discussed in Item 1A.–Risk Factors in Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed by the Company on its current reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement (File No. 000-56452) filed on July 29, 2022.

(2)	Previously filed as Exhibit 3.2 to the Company’s Form 10 Registration Statement (File No. 000-56452) filed on July 29, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightwood Capital Corporation I

Date: November 10, 2022	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: November 10, 2022	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer