Form 10-K
period 2022-12-31
Brightwood Capital Corp I
filed 2023-03-21
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01563

Brightwood Capital Corporation I

(Exact name of registrant as specified in its charter)

Maryland

(State of Incorporation)

810 Seventh Avenue, 26th Floor

New York, New York 10019

(Address of principal executive offices)

88-1977273

(I.R.S. Employer Identification No.)

(646) 957-9525

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes  ☐     No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes     ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☒

The issuer had 20,373,434 shares of common stock, $0.01 par value per share, outstanding as of March 21, 2023.

Brightwood Capital Corporation I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), each of the “Company,” “Fund,” “we,” “us,” “our,” and “Firm” refers to Brightwood Capital Corporation I and the “Investment Adviser” refers to Brightwood Capital Advisors, LLC.

FORWARD-LOOKING STATEMENTS

Some of the statements within this Annual Report on Form 10-K (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Brightwood Capital Corporation I (the “Company”), the Investment Adviser and/or its affiliates (collectively, “Brightwood”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to forward looking statements in this report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in political, economic or industry conditions, the interest rate environment, inflation or conditions affecting the financial and capital markets, including changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•	lack of sufficient investment opportunities;

•	volatility of leveraged loan markets;

•	risk of borrower default;

•	the restricted nature of investment positions;

•	the illiquid nature of our portfolio;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

•	the effect of the COVID-19 pandemic on the Company’s business prospects and the prospects of the Company’s portfolio companies, including the Company’s and the portfolio companies’ ability to achieve their respective objectives;

•	the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Investment Adviser;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. RISK FACTORS” and elsewhere in this report.

Summary of Risk Factors

Investing in our common stock (the “Common Stock”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are summarized below. Please refer to “Item 1A. RISK FACTORS” for a more fulsome description of each risk.

Risks Relating to our Business and Structure

•	We are a newly formed company and have little operating history.

•	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•	We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA plans.

•	There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value.

•	The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.

•	We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.

•	Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

•	Changes in interest rates and inflation may affect our cost of capital and net investment income.

•	Uncertainty Relating to LIBOR.

Risks Relating to our Operations

•	Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth.

•	Our ability to enter into transactions with our affiliates is restricted.

•	The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.

•	Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.

•	Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.

•	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

Risks Relating to the Company’s Investments

•	Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Risks Relating to COVID-19

•	Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

•	Defaults by our portfolio companies may harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

Risks Relating to our Securities

•	Investing in our common stock may involve an above average degree of risk.

•	To the extent original issue discount instruments, such as zero-coupon bonds and PIK loans, constitute a significant portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

•	Although, we do not intend to do so, if we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

PART I

ITEM 1. BUSINESS

General

The Company was formed on November 15, 2021, as a Maryland corporation. We are a business development company. Our primary focus is investing in growing small and medium-sized businesses that we believe can repay their loans and provide an attractive stream of income to investors in the process. We make loans to middle market private companies underserved by traditional capital sources. Our strategy focuses on opportunities within business services, franchising, healthcare, technology and telecommunications, and transportation and logistics. Rather than solely through the mainstream broker/dealer channel, we directly originate opportunities through the Investment Adviser’s proprietary investment platform.

We primarily invest in portfolio companies in the form of first lien senior secured loans (including any related warrants or other equity securities of such portfolio companies). These senior secured loans typically provide for cash interest and amortization payments throughout the life of the loan. We generally obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. We do not intend to invest in second lien or mezzanine debt investments. We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the Investment Company Act of 1940, as amended (the “1940 Act”). These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors (the “Board”) has oversight responsibility for our investment activities, including our investment in any such subsidiary, and our role as sole shareholder of any such subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We “look through” any such subsidiary to determine compliance with our investment policies, and generally expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. Furthermore, we comply, and intend to continue complying, with the current requirements under the Internal Revenue Code of 1986, as amended (the “Code”) for income derived from our investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

The investments that we intend to invest in are almost entirely unrated or rated below investment grade, which are often referred to as “leveraged loans”, “high yield” or “junk” debt investments, and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce our net asset value and income distributions.

The Investment Adviser

Our investment activities are managed by Brightwood Capital Advisors, LLC (the “Investment Adviser”). The Investment Adviser is a Delaware limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the investment advisory and management agreement (the “Investment Advisory Agreement”) by and between the Investment Adviser and us. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. Furthermore, pursuant to the Investment Advisory Agreement, the Investment Adviser may also provide certain administrative services to the Company not otherwise provided by the Administrator (as defined below).

The Investment Adviser made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

The Board of Directors

The Company’s business and affairs are managed under the direction of its Board. The Board consists of five members, three of whom are not “interested persons” of the Company, the Investment Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Directors.”

The Administrator

We entered into an administration agreement (the “Administration Agreement”) with Brightwood Capital Advisors, LLC (in such capacity, the “Administrator”), under which the Administrator will provide administrative services to us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes responsibility for the financial records which we are required to maintain, the preparation of reports to our stockholders and reports filed with the SEC in addition to providing the services of our chief financial officer, chief compliance officer, and their respective staffs. The Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns, the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide managerial assistance to our portfolio companies on our behalf.

To the extent (i) “Benefit Plan Investors” (as defined below) hold 25% or more of our outstanding shares, and (ii) we do not operate the Company as a “venture capital operating company”, our Administrator will outsource certain of its administrative functions, including among other things, those relating to the valuation of our investment portfolio, to one or more independent valuation firms (each, a “Valuation Agent”). In addition, during such time period, our Administrator generally will not be entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us (including our chief financial officer, chief compliance officer and their respective staffs), nor will the Administrator be entitled to reimbursement for our allocable portion of its overhead expenses during such period. To the extent (i) Benefit Plan Investors hold less than 25% of our shares or (ii) we operate the Company as a “venture capital operating company”, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs.

The Administrator has entered into a sub-administration agreement (the “Sub-Administration Agreement”) with U.S. Bank Global Fund Services (the “Sub-Administrator”) pursuant to which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Investment Adviser determines are commercially reasonable in its sole discretion.

Competition

We will compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence and our model of investing in companies and industries we know well.

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A.—RISK FACTORS.”

Investment Objective and Strategy

We have adopted the following business strategies to achieve our investment objectives:

•	target middle market private companies underserved by traditional capital sources;

•	largely focus on five areas of industry, or “core verticals”, in which we will invest – business services, franchising, healthcare, technology and telecommunications, and transportation and logistics;

•	directly originate opportunities through the Investment Adviser’s proprietary investment platform rather than rely solely on the mainstream broker/dealer channel;

•	concentrate capital in secured term loans to generate current income with strong downside protection; and

•	capture origination fees and other fee income to increase the total return.

We primarily invest in portfolio companies in the form of first lien senior secured loans. These senior secured loans typically provide for cash interest and amortization payments throughout the life of the loan. We generally obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. Our investments may also include original issue discount (“OID”) instruments, such as zero-coupon bonds and loans with contractual payment-in-kind (“PIK”) interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term.

Typically, our senior secured loans have final maturities of four to six years. To preserve an acceptable return on investment in case of early repayment, the Investment Adviser seeks to structure these loans with prepayment premiums. We will not invest greater than $25 million in any single investment, measured at the time of investment.

Underwriting and Monitoring

The Investment Adviser employs a rigorous underwriting process entailing a sequence of steps prior to opportunities being submitted to a team of the Investment Adviser’s investment committee servicing the Company (the “Investment Committee”) for approval and continuing until realization. The process by which opportunities are originated, underwritten, approved, monitored, and ultimately exited entails a series of checks and balances to invite scrutiny and debate at each phase.

Phase	Checks & Balances
Origination	•	The Investment Team (the personnel at the Investment Adviser engaged in the investment process) obtains investment opportunities from many sources that are carefully reviewed and screened against its proprietary metrics to determine whether they merit further consideration.
Underwriting	•	The Investment Team conducts due diligence and analysis of investment opportunities.
	•	Any of Brightwood’s Network Advisers engaged by the Investment Adviser from among its limited partners with operating expertise in its target markets or other industry contacts participate in diligence process.
	•	The Investment Committee provides majority consent on all investments
	•	Moody’s, S&P or DBRS provide credit estimates for investment opportunities.
Monitoring	•	The Risk Team performs ongoing portfolio monitoring.
	•	Third party valuation services provide Valuation Ranges for each portfolio investment on a quarterly basis.
Exits	•	The Chief Credit Officer oversees all workouts and restructurings.

The Investment Adviser has long-term relationships with industry participants, consultants and management teams in the industries the Company is targeting, as well as substantial information concerning those industries. The Investment Adviser deploys significant resources in originating investment opportunities from family-, founder- and entrepreneur-owned businesses with Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $25 million to $75 million. This strategy differs considerably from larger rivals focusing attention solely on private equity or sponsor-controlled companies with EBITDA exceeding $75 million. The Investment Adviser pursues this growing niche within the middle market as other lenders aggressively pursue a “sponsor coverage” model.

The attractiveness of an investment is determined by its risk adjusted return profile. The Investment Adviser measures risk in several ways including financial leverage, loan-to-value and probability of default by the borrower.

These direct investments enable the Investment Adviser to perform in-depth due diligence and play an active role in structuring financings. The Investment Adviser believes that effectuating the transaction terms and having greater insight into a portfolio company’s operations and financial picture assist the Investment Adviser in minimizing downside potential, while reinforcing the Investment Adviser as a trusted partner that delivers comprehensive financing solutions.

The Investment Adviser intends to use a disciplined investment and risk management process in connection with the Fund that emphasizes fundamental research and a rigorous analytical framework. We will scale our investments so that the larger sized positions represent less risk than the smaller sized positions. At the same time, the Investment Advisor will take into consideration a variety of factors in managing our portfolio and impose portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. The Investment Adviser’s value-oriented investment philosophy will focus on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk.

The Investment Adviser believes it is critical to conduct extensive due diligence on investment targets. In evaluating new investments, we will aim to conduct a rigorous due diligence process that draws upon investment experience, industry expertise and a network of contacts of the Investment Adviser’s senior underwriting professionals, as well as the other members of the Investment and Risk Teams. Among other things, the Investment Adviser’s due diligence is designed to ensure that a prospective portfolio company will be able to meet its debt service obligations. The Investment Adviser’s diligence process is typically four to six weeks. In conducting due diligence, the Investment Adviser does an extensive review of the business supplemented by publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. The Investment Adviser’s due diligence methodology further allows it to screen a high volume of potential investment opportunities on a consistent and thorough basis.

The Investment Adviser monitors its portfolio companies on an ongoing basis. For example, the Investment Team continues to be involved in monitoring and staying abreast of developments and opportunities affecting each portfolio company. In addition, post investment, formal monitoring of each company is conducted by the Risk Team under the supervision of the Chief Credit Officer.

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of its investments, which include the following:

•	assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other Investment Adviser portfolio companies in the industry, if any;

•	attendance at, and participation in, board meetings and lender’s calls; and

•	review of quarterly financial statements and financial projections for portfolio companies.

Mandatory reports from portfolio companies typically include the following: (i) a quarterly financial reporting package including financial statements and (ii) annual audited financial statements presented in accordance with generally accepted accounting principles. These reports are presented in U.S. dollars and used to monitor financial results, identify and evaluate variances from approved budget and the Investment Adviser’s internal projection model, analyze key operating metrics and compare to industry standards. The overall goal is to receive sufficient information on a timely basis so that the Investment Adviser is in a position to identify potential issues early. The Investment Adviser’s periodic calls with management also help to identify issues before they arise.

Exit Strategies/Refinancing

We expect that our realization alternatives for our investments may include: (a) proceeds from a refinancing; (b) proceeds from any private equity capital raised; (c) the sale of non-core assets or subsidiaries; (d) sale by the Company; (e) the sale of the portfolio company; (f) the public or private offering of debt or equity including, without limitation, collateralized loan obligations; and (g) the repayment of principal. The Company intends to identify a range of exit strategies for the Company at the time of its initial investment. To seek further protection, the Company intends to build realization features into the documentation of each investment that may include: (i) put/repurchase rights on warrants, preferred and common shares; (ii) registration rights; and (iii) tag along and drag along rights. The Company believes this broad range of exit alternatives will improve the ability of the Company both to preserve capital and to realize its investments in difficult economic times, increasing the likelihood that such structured investments will be a sound investment strategy in all economic cycles.

Valuation of Portfolio Securities

At all times consistent with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act, we will conduct a valuation of our assets, pursuant to which our net asset value is determined.

We will value our assets on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.

For all valuations, the Valuation Committee of our Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith.

Dividend Reinvestment Plan

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash dividends.

Investment Advisory Agreement

We are a closed-end, non-diversified management investment company that intends to elect to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except that, to the extent that the assets of the Company are treated as “plan assets” for purposes of ERISA, we will not pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, the Investment Adviser will:

●	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	determine the securities and other assets that we will purchase, retain or sell;

●	identify, evaluate and negotiate the structure of our investments that we make;

●	execute, monitor and service the investments that we make;

●	perform due diligence on prospective portfolio companies;

●	vote, exercise consents and exercise all other rights appertaining to such securities and other assets on our behalf; and

●	provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require.

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with the Investment Adviser are permitted to furnish similar services to other entities. Under the Investment Advisory Agreement, the Investment Adviser will receive an annual fee, payable quarterly, for investment advisory and management services consisting of a base management fee (“Management Fee”) The Management Fee will be paid in the manner set forth in the “Management Fee” section below.

The cost of the Management Fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our common stockholders.

The Investment Advisory Agreement was approved by our Board at the Board’s initial organizational meeting. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of one year from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of the holders of a majority of our outstanding shares, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Advisory Agreement may be terminated by either party, or by a vote the holders of a majority of our outstanding shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Investment Advisory Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below) then due. See “Item 1A. RISK FACTORS—Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser.”

The Investment Advisory Agreement provides that the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Advisory Agreement or otherwise as the Investment Adviser, absent willful misfeasance, bad faith, gross negligence, or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations. However, the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, will not be entitled to such indemnification, if such damages, costs and expenses arose from their willful misfeasance, bad faith, gross negligence, or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations.

Under our charter, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers, but only to the extent permitted by ERISA, if applicable. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. To the extent that our assets are treated as “plan assets” for purposes of ERISA, the above indemnification and limitation of liability will be limited by ERISA. ERISA provides, among other things, that an ERISA plan or other entity whose assets are treated as “plan assets” may not indemnify its investment adviser or any other person that would be deemed such entity’s fiduciary for purposes of ERISA, for a breach of their fiduciary duties under ERISA. We will obtain liability insurance for our independent directors, which will be paid for by us.

Management Fee

The Management Fee shall be calculated as follows: (a) if the aggregate capital commitment of Investors is less than or equal to $350,000,000, the Company will pay the Investment Adviser a Management Fee equal to an annual rate of 80 basis points of the gross assets associated with such capital commitments and (b) if the aggregate capital commitment of Investors is greater than $350,000,000, the Company will pay the Investment Adviser a Management Fee equal to an annual rate of 70 basis points of the Company’s gross assets associated with such capital commitments in excess of $350,000,000. The Management Fee shall be payable quarterly in arrears. The Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter).

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement (as opposed to the accounting, compliance and other administrative services set forth in clause (xxiii) below), and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

We will bear our own legal and other expenses incurred in connection with our formation and organization and the offering of our shares, including external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts (other than any placement fees, which will be borne by the Investment Adviser directly or pursuant to waivers of the Management Fee) (“Organizational Expenses”).

In addition to Management Fees, except as noted above, we are permitted to bear all expenses directly and specifically related to its operations, which expenses may include without limitation:

(i)	all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of Company investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator’s fees of third party administrators (subject to clause (xxiii) below) and financing costs (including interest expenses);

(ii)	expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers to the extent that bearing such expenses would be prohibited by ERISA);

(iii)	extraordinary expenses incurred by the Company (including litigation);

(iv)	indemnification and contribution expenses provided, that the Company will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(v)	taxes and other governmental fees and charges;

(vi)	administering and servicing and special servicing fees paid to third parties for the benefit of the Company;

(vii)	the cost of Company-related operational and accounting software and related expenses;

(viii)	cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor Company investments (specifically, cost of software related to data warehousing, portfolio administration / reconciliation, loan pricing and trade settlement attributable to the Company);

(ix)	expenses related to the valuation or appraisal of Company investments;

(x)	risk, research and market data-related expenses (including software) incurred for Company investments;

(xi)	fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which the Company is subject or incurred in connection with any governmental inquiry, investigation or proceeding involving the Company; provided, that the Company will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(xii)	costs associated with the wind-up, liquidation, dissolution and termination of the Company;

(xiii)	other legal, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Advisory Agreement and the Administration Agreement and fees for outside services provided to or on behalf of the Company; provided, that if the assets of the Company are treated as “plan assets” for purposes of ERISA, the Company will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator and do not satisfy the requirements of a prohibited transaction exemption;

(xiv)	expenses of the Board (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the Board, as well as travel and out-of-pocket expenses related to the attendance by directors at Board meetings), to the extent permitted under applicable law, including ERISA, if applicable;

(xv)	annual or special meetings of the stockholders;

(xvi)	the costs and expenses associated with preparing, filing and delivering to stockholders periodic and other reports and filings required under federal securities laws as a result of the Company’s status as a BDC;

(xvii)	ongoing Company offering expenses;

(xviii)	federal and state registration fees pertaining to the Company;

(xix)	costs of Company-related proxy statements, stockholders’ reports and notices;

(xx)	costs associated with obtaining the fidelity bonds as required by the 1940;

(xxi)	printing, mailing and all other similar direct expenses relating to the Company;

(xxii)	expenses incurred in preparation for or in connection with (or otherwise relating to) any initial public offering (“IPO”) or other debt or equity offering conducted by the Company, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and

(xxiii)	to the extent (a) Benefit Plan Investors hold less than 25% of the shares or (b) we operate the Company as a “venture capital operating company”, the Company’s allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to the Company necessary for its operation, including related taxes, health insurance and other benefits.

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

Regulation as a Business Development Company

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

We are subject to the reporting requirements of the 1934 Act, which includes annual and periodic reporting requirements.

1940 Act Ownership Restrictions

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, we may, subject to certain conditions, invest in other investment companies in excess of such thresholds.

Qualifying Assets

We may invest up to 100% of our assets in securities acquired directly from, and/or loans originated directly to, issuers in privately-negotiated transactions.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

•	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of our assets, less existing debt, must be at least twice the amount of the debt (i.e., 200% leverage), taking into account the then current fair value of their investment. If the Company is licensed as an SBIC, the limitations on leverage applicable to BDCs under the 1940 Act may be exceeded.

We will not utilize leverage or otherwise borrow in excess of 100% of the stockholders’ capital commitments. For the avoidance of doubt, we will not utilize leverage or otherwise borrow in excess of 125% (measured at any point of time) of the stockholders’ capital commitments.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by a stockholder, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty.

Senior Securities

As a corporation, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 200% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we are prohibited from making distributions to our stockholders or repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. RISK FACTORS.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Notwithstanding the foregoing, we will not utilize leverage or otherwise borrow in excess of 100% of the stockholder’s capital commitments. For the avoidance of doubt, we will not utilize leverage or otherwise borrow in excess of 125% (measured at any point of time) of the stockholders’ capital commitments.

Code of Ethics

As a BDC, we and the Investment Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Anti-Takeover Measures

Maryland General Corporation Law, or the MGCL, as well as our Certificate of Incorporation and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of us by means of a tender offer, proxy contest or otherwise or to change the composition of our Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Such attempts could have the effect of increasing our expenses and disrupting its normal operation. Unless or until the consummation of an IPO, we will continue our investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions. Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

Compliance Policies and Procedures and Other Considerations

As a BDC, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). In an order dated August 22, 2022, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its Investment Adviser.

As a BDC, we expect to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

The Investment Adviser has relief from registration with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”) with respect to us, and the Investment Adviser is exempt from registration with the CFTC as a commodity trading adviser (“CTA”) with respect to us and will therefore not be required to provide stockholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. We are subject to the following requirements, among others:

●	pursuant to Rule 13a-14 of the Exchange Act, the President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

●	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose our conclusions about the effectiveness of the Company’s disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (once we ceases to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we will comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We delegate proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies (in accordance with applicable law), as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Company, and the Investment Adviser’s proxy voting policy addresses how the Investment Adviser will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

The Investment Adviser is responsible for processing all proxy notifications received by the Investment Adviser. All proxy voting requests received are forwarded to the appropriate contact person at the Investment Adviser that is responsible for monitoring the issuer. The appropriate contact person at the Investment Adviser communicates the proxy voting decision to the Investment Adviser. The Investment Adviser maintains a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.

Proxy Policies

The Investment Adviser will vote proxies relating to our securities in our best interest. It will review on a case-by-case basis each proposal submitted for a Stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 810 Seventh Avenue, 26th Floor, New York, NY 10019

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “—Investment Advisory Agreement.” To the extent (i) Benefit Plan Investors hold less than 25% of our shares, and (ii) we operate the Company as a “venture capital operating company”, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. Each of our executive officers described under “Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE” is an employee of the Investment Adviser.

License Agreement

We entered into a Trademark License Agreement with the Investment Adviser (the “Trademark License Agreement”), pursuant to which the Investment Adviser has agreed to grant the Company a non-exclusive, royalty-free license to use the “Brightwood” name. Under the Trademark License Agreement, subject to certain conditions, the Company has a right to use the “Brightwood” name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company has no legal right to the Brightwood name.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to:

●	Permission for an “emerging growth company” to include only two years of audited financial statements in its common equity initial public offering registration statement (“IPO registration statement”);

●	Permission for an “emerging growth company” to provide Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosures that correspond to the financial statements included in its IPO registration statement;

●	Permission for an “emerging growth company” to omit in other Securities Act registration statements filed with the SEC selected financial data for any period prior to the earliest audited period included in its IPO registration statement;

●	Permission for an “emerging growth company” to omit selected financial data for any period prior to the earliest audited period included in its first registration statement that became effective under the 1934 Act or Securities Act in any 1934 Act registration statement, periodic report or other report filed with the SEC;

●	Exemption for an “emerging growth company” from the advisory shareholder votes on the compensation of its named executive officers (“say-on-pay”), the frequency of the say-on-pay votes (“say-on-frequency”) and golden parachute compensation arrangements with any named executive officers required by Sections 14A(a) and (b) of the 1934 Act;

●	Permission for an “emerging growth company” to comply with executive compensation disclosure requirements under Item 402 of Regulation S-K by providing the same executive compensation disclosure as a smaller reporting company;

●	Exemption of an “emerging growth company” from the “pay versus performance” proxy disclosure requirements of Section 14(i) of the 1934 Act and from the pay ratio disclosure requirements of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of chief executive officers;

●	Permission for an “emerging growth company” to defer compliance with any new or revised financial accounting standards until the date that companies that are not “issuers” as defined in Section 2(a) of the Sarbanes-Oxley Act are required to comply;

●	Exemption for an “emerging growth company” from the Sarbanes-Oxley Act Section 404(b) auditor attestation on management’s assessment of its internal controls; and

●	Permission for an “emerging growth company” to engage in “test-the-waters” communications with qualified institutional buyers and institutional accredited investors.

We have not made a determination whether to take advantage of any or all of these exemptions discussed above. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, discussed above.

We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. We are required to file annual reports, quarterly reports, current reports, proxy statements and other information meeting the informational requirements of the 1934 Act with the SEC. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. Stockholders and the public may also view materials the Company files with the SEC free of charge by contacting the Company's investor relations department at gp@brightwoodlp.com. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

In addition to the above regulatory filings, provided that no litigation has commenced between a stockholder and us or the Investment Adviser, we will provide a stockholder with information requested by the stockholder to facilitate such stockholder’s ongoing operational due diligence, including periodic review of portfolio companies and the internal controls and procedures utilized by us, upon reasonable notice and provided such information is customarily kept by us or the Investment Adviser. Notwithstanding the foregoing, a stockholder shall have no right to obtain any information relating to any other investor or our proposed investment activities. In addition, information may be subject to confidentiality agreements with third parties which may preclude us and/or the Investment Adviser’s ability to provide such information to a stockholder. We may also keep confidential from a stockholder, for such periods as the Investment Adviser deems reasonable, any information that the Investment Adviser reasonably believes to be in the nature of trade secrets or other information (such as, for example, the identity of a Company’s portfolio positions) the disclosure of which the Investment Adviser in good faith believes is not in our best interests or could damage the us or our business.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and an investment in shares. The discussion is based upon the Internal Revenue Code of 1986, as amended (the “Code”), the U.S. Treasury regulations promulgated thereunder (“Treasury Regulations”), the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the “IRS”) and judicial decisions, each as of the date of this prospectus and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The U.S. federal income tax laws addressed in this summary are highly technical and complex, and certain aspects of their application to us are not completely clear. In addition, certain U.S. federal income tax consequences described in this summary depend upon certain factual matters, including (without limitation) the value and tax basis ascribed to our assets and the manner in which we operate, and certain complicated tax accounting calculations. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below. This summary does not purport to be a complete description of all the tax aspects affecting us and our stockholders. For example, this summary does not describe all U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, persons subject to Section 1061 of the Code, persons that hold shares through a foreign financial institution, persons that hold shares through a non-financial foreign entity, Non-U.S. stockholders (as defined below) engaged in a trade or business in the U.S. or Non-U.S. stockholders entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, persons holding our shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that stockholders hold our shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary generally does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A “U.S. Stockholder” generally is a beneficial owner of shares that is, for U.S. federal income tax purposes:

●	A citizen or individual resident of the U.S.;

●	A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the U.S. or any state thereof or the District of Columbia;

●	A trust if (i) a court within the U.S. is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

●	An estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Stockholder” generally is a beneficial owner of shares that is not a U.S. Stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares, the U.S. federal income tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares.

Tax matters are very complicated and the tax consequences to each stockholder of an investment in shares will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Taxation as a Regulated Investment Company

We intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and gain recognized, but not distributed and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships”, or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Senior Securities”, below. Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert long-term capital gain into short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

We intend to comply with the current requirements under the Code and the Treasury Regulations for income derived from any investment in a subsidiary to be treated as qualifying income. There is no assurance that the applicable provisions of the Code and the Treasury Regulations will remain in effect; these provisions (and interpretations thereof) are subject to change, potentially with retroactive effect. We could be required to restructure or liquidate our investments accordingly. In the case of such liquidation, there is no guarantee that we would be able to reinvest such investments in securities with comparable returns.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, respectively, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, any such distributions may be eligible for the 20% maximum rate applicable to non-corporate taxpayers. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

Taxation of U.S. Stockholders

The following discussion only applies to U.S. Stockholders.

Distributions

Distributions by us generally are taxable to U.S. Stockholders as either dividend income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) generally will be taxable as dividend income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains that are currently taxable at a current maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. Stockholder’s holding period for his, her or its shares and regardless of whether paid in cash or reinvested in additional shares. Distributions in excess of our earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such Stockholder’s shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholders.

We may elect to retain our net capital gains or a portion thereof for investment and be subject to tax at corporate rates on the amount retained. In such case, we may designate the retained amount as undistributed net capital gains in a notice to our stockholders who will be treated as if each received a distribution of the pro rata share of such net capital gain, with the result that each stockholder will: (i) be required to report the pro rata share of such net capital gain on the applicable tax return as long-term capital gains; (ii) receive a refundable tax credit for the pro rata share of tax paid by us on the net capital gain; and (iii) increase the tax basis for the shares of our stock held by an amount equal to the deemed distribution less the tax credit.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. Stockholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by its U.S. Stockholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

We or the applicable withholding agent will send to each of its U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions from us generally will be reported to the IRS (including the amount of dividends, if any, that are eligible to be treated as “qualified dividend income” subject to tax at 20.0% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualified dividend income because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder’s particular situation.

Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by U.S. Stockholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the stockholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

Dispositions

A U.S. Stockholders generally will recognize taxable gain or loss if the U.S. Stockholders sells or otherwise disposes of his, her or its shares. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholders has held his, her or its shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares may be disallowed if other shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

A 3.8% tax is imposed under Section 1411 of the Code on the “net investment income” of certain U.S. citizens and residents and on the undistributed net investment income of certain estates and trusts. Among other items, net investment income generally includes payments of dividends on, and net gains recognized from the sale, exchange, redemption, retirement or other taxable disposition of our shares (unless the shares are held in connection with certain trades or businesses), less certain deductions. Prospective investors in our securities should consult their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of our shares.

To the extent we are not treated as a “publicly offered regulated investment company” within the meaning of Section 67(c)(2) of the Code and the Treasury Regulations issued thereunder, certain “affected investors” would be limited in their ability to deduct, for federal income tax purposes, their allocable share of our “affected RIC expenses.” In particular, “affected RIC expenses” will be deductible by the “affected investors” only to the extent they exceed 2% of such a stockholder’s adjusted gross income after 2025 and will not be deductible at all before then, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. To be treated as a “publicly offered regulated investment company” for this purpose, our shares would need to be (i) continuously offered pursuant to a public offering,(ii) regularly traded on an established securities market, or (iii) held by at least 500 stockholders at all times during the applicable taxable year. Investors that would be subject to the deductibility limitations under these rules include stockholders that are (i) individuals (other than nonresident aliens whose do not treat income from us as effectively connected with the conduct of a U.S. trade or business), (ii) persons such as trusts or estates that compute their income in the same manner as an individual, (iii) and pass-through entities that have one or more partners or members that are described in clauses (i) or (ii). Under temporary Treasury Regulations, such “affected RIC expenses” include those expenses allowed as a deduction in determining our investment company taxable income, less (among other items) registration fees, directors’ fees, transfer agent fees, certain legal and accounting fees and expenses associated with legally required stockholders communications. The temporary Treasury Regulations permit, and we intend to make, an election to treat 40% of our expenses net of interest expense and certain taxes, charitable deductions and amortizable bond premium, if any, as affected RIC expenses. Stockholders that would be treated as “affected investors” should consult their own tax advisors concerning the applicability such rules to their investment in our shares.

U.S. Taxation of Tax-Exempt U.S. Stockholders

A U.S. Stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Stockholders of the activities we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Stockholders is not expected to be subject to U.S. taxation solely as a result of the holder’s ownership of, and receipt of dividends with respect to, our common stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Stockholders. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Prospective tax-exempt U.S. Stockholders are encouraged to consult with their own tax advisors regarding the tax consequences of an investment in our common stock.

Tax Shelter Reporting Regulations

Under applicable Treasury Regulations, if a U.S. Stockholder recognizes a loss with respect to our common stock of $2.0 million or more for a non-corporate U.S. Stockholder or $10.0 million or more for a corporate U.S. Stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. Stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. Stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup Withholding

We may be required to withhold U.S. federal income tax (“backup withholding”) from any distribution to a U.S. Stockholder (other than a corporation, a financial institution, or a stockholder that otherwise qualifies for an exemption) (1) that fails to provide us or the distribution paying agent with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. Stockholders. Whether an investment in shares is appropriate for a Non-U.S. Stockholder will depend upon that person’s particular circumstances. An investment in shares by a Non-U.S. Stockholder may have adverse tax consequences to such Non-U.S. Stockholder. Non-U.S. Stockholders should consult their tax advisers before investing in our common stock.

Distributions; Dispositions

Subject to the discussion in “—Foreign Account Tax Compliance Act” below, distributions of our “investment company taxable income” to Non-U.S. Stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. Stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits, unless an applicable exception applies. Such dividends will not be subject to withholding of U.S. federal income tax to the extent that we report such dividends as “interest-related dividends” or “short-term capital gain dividends.” Under this exemption, interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to withholding of U.S. federal income tax at the source if they had been received directly by a foreign person, and that satisfy certain other requirements. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding tax or, if eligible, will be reported as such by us. It should also be noted that in the case of shares in our common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report a payment as an interest-related dividend or short-term capital gain dividend.

If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), we will not be required to withhold U.S. federal income tax if the Non-U.S. Stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. Stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

Subject to the discussion in “—Foreign Account Tax Compliance Act” below, actual or deemed distributions of our net capital gains to a Non-U.S. Stockholder, and gains realized by a Non-U.S. Stockholder upon the sale of our common stock, will not be subject to U.S. federal income or withholding tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Stockholder).

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. Stockholder, both distributions (actual or deemed) and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty). Accordingly, investment in Shares may not be appropriate for a Non-U.S. Stockholder.

Backup Withholding

A Non-U.S. Stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, will be subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Stockholder provides us or the distribution paying agent with an IRS Form W-8BEN, W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. Stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and foreign tax consequences, of an investment in our shares.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and certain transaction activity related to such holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a beneficial owner and the status of the intermediaries through which they hold their shares, beneficial owners could be subject to this 30% withholding tax with respect to dividends paid in respect of our shares. Under certain circumstances, a beneficial owner might be eligible for refunds or credits of such taxes.

Certain State, Local and Foreign Tax Matters

We and our stockholders may be subject to state, local or foreign taxation in various jurisdictions in which we or they transact business, own property or reside. The state, local or foreign tax treatment of us and our stockholders may not conform to the U.S. federal income tax treatment discussed above. In particular, our investments in foreign securities may be subject to foreign withholding taxes. The imposition of any such foreign, state, local or other taxes would reduce cash available for distribution to our stockholders, and our stockholders would not be entitled to claim a credit or deduction with respect to such taxes. Prospective investors should consult with their own tax advisers regarding the application and effect of state, local and foreign income and other tax laws on an investment in shares.

Certain ERISA Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) imposes certain requirements on “employee benefit plans” (as defined in ERISA) subject to Title I of ERISA, including entities whose underlying assets include the assets of such plans (collectively, “ERISA Plans”), and on those persons who are fiduciaries with respect to ERISA Plans. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of an ERISA Plan and of other “plans” that are subject to Section 4975 of the Code, such as individual retirement accounts (together with ERISA Plans, “Plans”), and certain persons (referred to as “parties in interest” under ERISA or “disqualified persons” under the Code) having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A party in interest or disqualified person who engages in a non-exempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code. Each investor in our common stock that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of shares of our common stock will constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, and otherwise for determining compliance with ERISA and Section 4975 of the Code.

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”) describes what constitutes the assets of a Plan Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below) then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors is not “significant.” Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of the Company. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

Under the Plan Assets Regulation, an entity is an “operating company” if it is primarily engaged directly or through majority-owned subsidiaries, in the production or sale of a product or service other than the investment of capital. The Plan Assets Regulation provides that the term “operating company” includes an entity that is a “venture capital operating company,” or “VCOC.” Generally, in order to qualify as a VCOC, an entity, on its “initial valuation date” and annually thereafter on one day during each of its “annual valuation periods,” must have at least 50% of its assets, valued at cost (other than short-term investments pending long-term commitment), invested in operating companies (other than VCOCs) in which such entity has obtained direct and otherwise sufficient contractual management rights. In addition, the entity must, in the ordinary course of business, actually exercise such management rights with respect to at least one of the operating companies in which it invests.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offering, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as common stock constitute a “publicly-offered security” under the Plan Assets Regulation, the Investment Advisor intends to operate the Company so that the assets of the Company will not be considered “plan assets.” In that regard, the Investment Advisor will either (i) endeavor to comply with the requirements applicable to VCOCs or (ii) seek to limit investment in the Company by Benefit Plan Investors to less than 25% of each class of equity interests in the Company, based upon assurance provided by investors. In this regard, the Company has received an opinion from its ERISA counsel to the effect that, as of the date that the Company made its first investment, the Company should qualify as a VCOC. For purposes of meeting the requirements, we established our “annual valuation period” as the 90-day period ending each December 31, and the Company certified to its investors that it continued to qualify as a VCOC as of the end of its last annual valuation period. In the event that the Investment Advisor seeks to limit investment by Benefit Plan Investors to comply with such 25% limitation, the Company may take certain actions to ensure compliance with such restriction, including requiring one or more Benefit Plan Investors to sell shares to other stockholders or a third party, reducing Capital Commitments of Benefit Plan Investors or redeeming of all or a portion of the shares held by a Benefit Plan Investor. In circumstances in which investment by Benefit Plan Investors in the Company is or may become “significant” and no other exception under the Plan Assets Regulation is available, other remedial measures may also apply.

Prior to accepting funds to purchase shares of our common stock, a prospective investor may be required to make certain representations in its subscription agreement with investors (“Subscription Agreement”) with respect to ERISA matters, including whether the investor is, or is not and will not be, a Benefit Plan Investor or Controlling Person.

The foregoing discussion of certain aspects of ERISA and Section 4975 of the Code is based upon ERISA, judicial decisions, U.S. Department of Labor regulations, rulings and opinions in existence on the date hereof, all of which are subject to change and should not be construed as legal advice. This summary is general in nature and does not address every issue that may be applicable to the Company or to a particular investor. Fiduciaries of employee benefit plans should consult with their own counsel with respect to issues arising under ERISA, Section 4975 of the Code or other applicable law and make their own independent investment decision.

The Private Offering

On September 16, 2022 (the “Initial Closing”), we entered into subscription agreements with our investors providing for the private placement of shares pursuant to the private offering and may enter into additional subscription agreements from time to time. Each investor will make a capital commitment to purchase shares pursuant to a subscription agreement. The Investment Adviser will make a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

Investors will be required to make capital contributions to purchase shares each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective capital commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining capital commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the end of the Investment Period (as defined below), stockholders will be released from any further obligation to fund drawdowns and purchase additional shares, subject to certain conditions as described in more detail below and in the subscription agreement. In the event that a shareholder fails to pay all or any part of its capital commitment on a draw down date and such default remains uncured for a period of 10 business days, we are permitted to declare the shareholder to be in default of its obligations under the subscription agreement and may pursue any and all remedies available to it under law including, but not limited to, prohibiting the shareholder from purchasing additional shares on any future draw down date and offering up to 25% of the defaulting shareholder’s shares to our other shareholders or third party investors.

Investors may transfer or assign their shares or capital commitment upon prior notice to the Board and satisfaction of the requirements with respect thereto set forth in our operating documents and in accordance with applicable law. The Board is entitled to object to such transfers if our operations would likely be materially and adversely affected, or if such transfer would raise legal, regulatory or competitive concerns for either us or the parties involved.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the preceding paragraphs, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law. No stockholder will be granted, in its Subscription Agreement, the right to invest in shares on more favorable economic terms and conditions than other stockholders.

Privacy Principles

The Company is committed to maintaining the privacy of its stockholders and to safeguarding their non-public personal information.

The Company collects information from its stockholders when they enter into subscription agreements to purchase shares. We may also collect information from investor questionnaires, W-9's and other applications or forms that stockholders complete. This information may include items such as a stockholder’s name, address, e-mail address, social security number, birth date, annual income, net worth, marital status, investment risk tolerance, financial account information, and other non-public personal information.

We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about Company stockholders to employees of our investment adviser, our sponsor and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of Company stockholders

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are a newly formed company and have little operating history.

We commenced investment operations on September 26, 2022 and have a short history. Past performance, including the past performance of other investment entities and accounts managed by the Investment Adviser, is not necessarily indicative of our future results.

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have, a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In a June 2016 referendum, citizens of the United Kingdom (“U.K.”) voted to leave the EU in a decision commonly known as “Brexit.” On January 31, 2020, the United Kingdom withdrew from the EU subject to a withdrawal agreement that permits the United Kingdom to effectively remain in the EU from an economic perspective during a transition phase that was set to expire at the end of 2020. On December 24, 2020, the United Kingdom and EU announced a preliminary trade agreement and security deal, which was ratified by the United Kingdom Parliament and approved by European Union governments. The agreement took effect on January 1, 2021 and replaces the existing arrangements during the transitional period. The United Kingdom and the EU will continue to negotiate and finalize rules and agreements regarding the United Kingdom’s exit from the EU.

Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the U.K. and the EU, and this uncertainty and instability may last indefinitely. The United Kingdom’s decision to leave the EU has created significant uncertainty about the future relationship between the U.K. and the EU and also the future status of trade deals between the U.K. and the rest of the world, which may need to be negotiated on a bilateral basis upon the E.U.’s trade deals ceasing to apply to the U.K. upon its official departure. The U.K.’s referendum has also given rise to calls for the governments of other E.U. member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, markets, the economy generally and on our ability to execute our investment strategies and to receive attractive returns, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and harm our investment objective. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In the United States, the economy has generally recovered from the 2008 financial crisis, however the impact of inflation, the outbreak of the coronavirus and subsequent supply chain disruptions, as discussed below, brings new uncertainty. The S&P 500 had reached new record levels and leverage loan and high yield issuance had surged as investors once again are pursuing yield in the protracted low interest rate environment. However, there has been substantial recent volatility in the markets, and it is not possible to predict how long this volatility will continue or what impact it will have on us and our investments. While there appear to be some similarities to the run-up to the financial crisis, there has also been a sweeping overhaul of the U.S. financial regulatory system, resulting in increased oversight, transparency and accountability. In general, corporations have strong balance sheets and record profitability, banks have more tangible capital to absorb losses and the housing market does not appear to be overheated.

Regulatory changes and credit cycles lead to dislocations in the various markets in which we are expected to invest and provide an ever-changing landscape that inevitably will be different from the ones faced in prior economic cycles. The risks attendant to changing interest rate environments have been, and continue to be, magnified in the current economic environment. In July 2019, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) lowered the federal funds rate for the first time since 2008, and further decreased the federal funds rate in September and October of 2019 and March 2020. However, to combat rising inflation, the Federal Reserve Board reversed course and most recently increased the federal funds rate several times in 2022 and 2023.

It is uncertain whether regulatory and other governmental actions will be able to prevent further losses and volatility in securities markets or stimulate the credit markets. We may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

Our activities could be materially adversely affected by the instability in the U.S. and/or global financial markets and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of us, the Investment Adviser, the stockholders and their respective affiliates. The outcomes of U.S. elections may create uncertainty with respect to legal, tax and regulatory regimes in which we and our portfolio companies, as well as the Investment Adviser and its affiliates operate. Any significant changes in economic or tax policy and/or government programs could have a material adverse impact on us and on our investments.

Many of the portfolio companies in which we invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including us) not to extend credit to such portfolio company. These events could prevent us from increasing investments and harm our operating results.

We may suffer credit losses.

Investments in middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

We do not expect to replicate the historical performance of other entities managed or supported by the Investment Adviser.

We do not expect to replicate the historical performance of the Investment Adviser’s investments, or those of its affiliates. In addition, our investment strategies may differ from those of the Investment Adviser or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to the Investment Adviser or its affiliates.

We are generally not permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to Exemptive Orders, which we are currently seeking, but has not yet been granted and there is no guarantee that such relief will be granted. This may adversely affect the pace at which we make investments. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to ERISA. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of ERISA. In this regard, we intend to operate as a “venture capital operating company.”

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.

Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We (or an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See “Item 1. BUSINESS—Valuation of Portfolio Securities” for additional information on valuations.

We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as “plan assets” for purposes of ERISA. (See “Item 1. BUSINESS—The Administrator”). Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.

However, to the extent that our assets are not treated as “plan assets” for purposes of ERISA, the Board still expects to utilize the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. Under such circumstances, the inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Furthermore, under such circumstances where our assets are not treated as “plan assets” for purposes of ERISA, the types of factors that the Board may take into account in determining the fair value of our investments is generally expanded to include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.

To the extent that our assets are not treated as “plan assets” for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser is supported by a team, which as of April 2022 consisted of over approximately 50 employees to fulfill its obligations to us under the Investment Advisory Agreement. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.

The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.

Other than us, the Investment Adviser does not currently manage any companies that are regulated as BDCs and are RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and Annual Distribution Requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser’s lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.

We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.

Our Investment Adviser expects to rely heavily on the extensive expertise and industry relationships developed by the employees and certain senior advisors of certain of its affiliates to identify and evaluate potential investment opportunities for the Company.

By reason of their responsibilities in connection with their other activities, certain personnel of our Investment Adviser (or employees and affiliates thereof) may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, we will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell a portfolio investment that we otherwise might have sold. Conversely, we may not have access to material non-public information in the possession of our Investment Adviser and its affiliates which might be relevant to an investment decision to be made by us, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, may not have been undertaken. (See also “—The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.”)

We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.

We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.

Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Advisory Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.

We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

We may elect to utilize one or more subscription lines (each, a “Subscription Line”), including to fund portfolio investments pending receipt of amounts drawn from stockholders with respect to unfunded capital commitments. We may also guarantee loans made to or in respect of the Company or its investments or enter into repurchase agreements in respect of investments (together with any Subscription Lines, “Leverage Arrangements”).

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 150% asset coverage ratio, reflecting approximately a 2:1 debt to equity ratio, taking into account the then current fair value of their investments.

Notwithstanding the foregoing, we will not utilize leverage or otherwise borrow in excess of 100% of the stockholders’ capital commitments. For the avoidance of doubt, we will not utilize leverage or otherwise borrow in excess of 125% (measured at any point of time) of the stockholders’ capital commitments.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, holders of our common stock will, indirectly, bear the burden of any increase in our expenses as a result of leverage.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

Leverage Arrangements into which we entered may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

Limitations on transactions involving derivatives and financial commitment transactions.

The SEC has adopted Rule 18f-4 under the 1940 Act that governs the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the Rule, a BDC is required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited number of derivatives transactions or that uses complex derivatives is required to establish a formalized derivatives risk management program. Rule 18f-4 may limit our ability to enter into derivatives and financial commitment transactions, which could have an adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow.

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.

A renewed disruption in the capital markets and the credit markets could adversely affect our business.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. If we are unable to access the capital markets or credit markets, we may be forced to curtail our business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there have been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans that we originate and/or fund and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and, consequently, could adversely impact our business, results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under a credit facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our Leverage Arrangements as they mature or to consummate new arrangements to provide capital for normal operations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future Leverage Arrangements. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.

Changes in interest rates may affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

RISKS RELATING TO OUR OPERATIONS

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of Independent Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.

Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals or employees of the Investment Adviser and/or its affiliates that provide services pursuant to the Investment Advisory Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

In an order dated August 22, 2022, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its Investment Adviser. The exemptive order permit us to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve us or our stockholders overreaching on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure and so long as such co-investment would not otherwise constitute a “prohibited transaction” under ERISA; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act or ERISA.

If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliate, subject to compliance with ERISA and the 1940 Act, applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

The Investment Adviser’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest, to the extent that such service will not give rise to a prohibited transaction under ERISA or the Code, if applicable. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations (including ERISA, if applicable), we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.

Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.

We have entered into a royalty-free license agreement with the Investment Adviser under which the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name Brightwood. In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) we operate the Company as a “venture capital operating company”, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.

The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of the Investment Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

The Investment Adviser can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

Under the Investment Advisory Agreement, the Investment Adviser has the right to resign at any time upon 60 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

The Administrator can resign upon 60 days’ notice from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

The Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not continue to qualify as a BDC under the 1940 Act at all times during a taxable year, we would fail to qualify as a RIC for tax purposes for such taxable year. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We may acquire in the future other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, it may have to sell the investments at a substantial loss.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We may be more susceptible than a diversified fund to being adversely affected by any single corporate, economic, political, or regulatory occurrence.

We are classified as “non-diversified” under the 1940 Act. As a result, we can invest a greater portion of our assets in obligations of a single issuer than a “diversified” fund. We may therefore be more susceptible than a diversified fund to being adversely affected by any single corporate, economic, political or regulatory occurrence. In particular, because our portfolio of investments may lack diversification, we are susceptible to a risk of significant loss if one or more of our investments defaults.

Uncertainty Relating to LIBOR

The terms of many investments, financings or other transactions in the U.S. and globally have been historically tied to interbank reference rates (referred to collectively as the “London Interbank Offered Rate” or “LIBOR”), which function as a reference rate or benchmark for such investments, financings or other transactions. LIBOR may be a significant factor in determining payment obligations under derivatives transactions, the cost of financing of Fund investments or the value or return on certain other Fund investments. As a result, LIBOR may be relevant to, and directly affect, the Fund’s performance, price volatility, liquidity and value, as well as the price volatility, liquidity and value of the assets that the Fund holds.

On July 27, 2017, the Chief Executive of the Financial Conduct Authority (“FCA”), the United Kingdom’s financial regulatory body and regulator of LIBOR, announced that after 2021 it will cease its active encouragement of banks to provide the quotations needed to sustain LIBOR due to the absence of an active market for interbank unsecured lending and other reasons. However, subsequent announcements by the FCA, the LIBOR administrator and other regulators indicate that it is possible that the most widely used tenors of US dollar LIBORs may continue until mid-2023. It is anticipated that LIBOR ultimately will be officially discontinued or the regulator will announce that it is no longer sufficiently robust to be representative of its underlying market around that time. In connection with supervisory guidance from regulators, regulated entities have ceased entering into certain new LIBOR contracts after January 1, 2022. Various financial industry groups have begun planning for that transition and certain regulators and industry groups have taken actions to establish alternative reference rates (e.g., SOFR, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBORs with certain adjustments, or an alternate reference rate such as the Bloomberg Short-Term Bank Yield Index (“BSBY”)). However, there are challenges to converting certain contracts and transactions to a new benchmark and neither the full effects of the transition process nor its ultimate outcome is known.

The transition process might lead to increased volatility and illiquidity in markets for instruments with terms tied to LIBOR. It could also lead to a reduction in the interest rates on, and the value of, some LIBOR-based investments and reduce the effectiveness of hedges mitigating risk in connection with LIBOR-based investments. Although some LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology and/or increased costs for certain LIBOR-related instruments or financing transactions, others may not have such provisions and there may be significant uncertainty regarding the effectiveness of any such alternative methodologies. Instruments that include robust fallback provisions to facilitate the transition from LIBOR to an alternative reference rate may also include adjustments that do not adequately compensate the holder for the different characteristics of the alternative reference rate. The result may be that the fallback provision results in a value transfer from one party to the instrument to the counterparty. Additionally, because such provisions may differ across instruments (e.g., hedges versus cash positions hedged or investments in structured finance products transitioning to a different rate or at a different time as the assets underlying those structured finance products), LIBOR’s cessation may give rise to basis risk and render hedges less effective. As the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects and related adverse conditions could occur prior to the anticipated cessation of the remaining US dollar LIBOR tenors in mid-2023. There also remains uncertainty and risk regarding the willingness and ability of issuers to include enhanced provisions in new and existing contracts or instruments, notwithstanding significant efforts by the industry to develop robust LIBOR replacement clauses. The effect of any changes to, or discontinuation of, LIBOR on the Fund will vary depending, among other things, on (1) existing fallback or termination provisions in individual contracts and the possible renegotiation of existing contracts and (2) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments. Fund investments may also be tied to other interbank offered rates and currencies, which also will face similar issues. In many cases, in the event that an instrument falls back to an alternative reference rate, including SOFR, BSBY or any reference rate based on SOFR or BSBY, the alternative reference rate will not perform the same as LIBOR would have and may not include adjustments to such alternative reference rate that are reflective of current economic circumstances or differences between such alternative reference rate and LIBOR. SOFR is based on a secured lending markets in U.S. government securities and does not reflect credit risk in the inter-bank lending market in the way that LIBOR did. In the event of a credit crisis, floating rate instruments using alternative reference rates like SOFR or BSBY could therefore perform differently than those instruments using a rate indexed to the inter-bank lending market.

Various pieces of legislation, including The LIBOR Act passed by the U.S. Congress and laws enacted by the states of New York and Alabama, affect the transition of LIBOR-based instruments as well by permitting trustees and calculation agents to transition instruments with no LIBOR transition language to an alternative reference rate selected by such agents. Such pieces of legislation also include safe harbors from liability, which may limit the recourse the Fund may have if the alternative reference rate does not fully compensate the Fund for the transition of an instrument from LIBOR. It is uncertain what impact such legislation may have.

These developments could negatively impact financial markets in general and present heightened risks, including with respect to the Fund’s investments. As a result of this uncertainty and developments relating to the transition process, the Fund and its investments may be adversely affected.

Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital, which would in turn increase the equity capital available to us. However, we may not be able to raise additional capital in the future on favorable terms or at all.

We may issue debt securities and preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”, up to the maximum amount permitted by the 1940 Act. We do not currently intend to issue preferred stock, however. For the avoidance of doubt, we will not issue preferred stock unless a majority of the Company’s outstanding voting shares provide their consent to such issuance. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to our stockholders. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize its loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below net asset value per Share. If our common stock trades at a discount to our net asset value per Share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per Share of the common stock if our Board and Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares, or if we issue senior securities convertible into, or exchangeable for, shares, the percentage ownership of our stockholders may decline and you may experience dilution.

Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors and intermediaries, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.

We may experience fluctuations in our annual and quarterly results due to the nature of our business.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including the ability or inability of us to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•	The Annual Distribution Requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. To the extent we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to certain corporate-level U.S. federal income tax (and any applicable state and local taxes).

•	The source-of-income requirement will be satisfied if at least 90% of our allocable share of our gross income for each year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. To the extent that our distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in our common stock. A return of capital does not constitute net profits. In other words, you should not assume that the source of a distribution from the Fund is net profit. Additionally, the amount treated as a tax-free return of capital will reduce your adjusted tax basis in the Company’s shares, thereby increasing your potential taxable gain or reducing the potential taxable loss on the sale of the shares.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan (among other circumstances) or contracted PIK interest and dividends, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such original issue discount and PIK interest are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

We could be required to restructure or liquidate our investment in a subsidiary if applicable provisions of the Code and the Treasury Regulations do not remain in effect.

Upon making an investment through a subsidiary, we intend to comply with the current requirements under the Code and Treasury Regulations for income derived from our investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. See “—Material U.S. Federal Income Tax Considerations.” There is no assurance that the applicable provisions of the Code and the Treasury Regulations will remain in effect; these provisions (and interpretations thereof) are subject to change, potentially with retroactive effect. We may need to restructure or liquidate our investment in a subsidiary accordingly. In the case of such liquidation, there is no guarantee that we would be able to reinvest such investments in securities with comparable returns.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We cannot predict how tax reform legislation will affect us, our investments, or our Stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict with certainty how any future changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

We are not currently required to have comprehensive documentation of our internal controls.

We are not currently required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, such internal controls policies are not required to be established with respect to the Company at this time. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

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

Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions.

Our business is highly dependent on the communications and information systems of the Investment Adviser, the Administrator and their affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and, consequently, negatively affect our ability to pay distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

RISKS RELATING TO OUR INVESTMENTS

Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Investments in middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

•	may be targets of cybersecurity or other technological risks;

•	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition.

In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies, to the extent permitted under applicable law. We will be entitled to any fees payable by any of our portfolio companies for the services of our officers or directors as directors thereof. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

RISKS RELATING TO COVID-19

In late 2019 and early 2020, a novel coronavirus (“SARS-CoV-2”) and related respiratory disease (“COVID-19”) emerged in China and spread rapidly across the world. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, mandatory closures of businesses deemed “non-essential,” border closures and other travel restrictions, a decline in consumer demand for certain goods and services, commercial disruption on a global scale, and general concern and uncertainty, all of which have caused social unrest and significant volatility in financial markets. In March 2020, the World Health Organization declared COVID-19 outbreak a pandemic.

The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected locations and also on the global economy. Many countries have reacted by instituting quarantines and travel restrictions, which has resulted in disruptions in supply chains and adversely impacted various industries, including but not limited to retail, transportation, hospitality, energy and entertainment. These developments may adversely impact certain companies and other issuers in which the Company invests and the value of the Company’s investments therein. In addition, while disruptions to the operations of the Company (including those relating to the Company and the Investment Adviser) or the Company’s or the Investment Adviser’s service providers are not expected, such disruptions (including through quarantine measures and travel restrictions imposed on personnel located in affected locations, or any related health issues of such personnel) could nonetheless occur. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest investments and pursue investment objective and strategies. Similar consequences could arise with respect to other infectious diseases. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Company’s investments, and therefore shares, may be impacted adversely. The duration of the COVID-19 pandemic and its effects cannot be determined at this time, but the effects could be present for an extended period of time.

Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.

Our investments are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

Our investments are almost entirely unrated or rated below investment grade, which are often referred to as “leveraged loans”, “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.

Specifically, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Defaults by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We invest in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of our investments are illiquid, we may be unable to dispose of them in which case we could fail to qualify as a RIC and/or a BDC, or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we (or an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment, inflation and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized and we could miss an opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to maintain our RIC status.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We generally do not control our portfolio companies.

We generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.

Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to maintenance of our RIC status, we will generally reinvest these proceeds in temporary investments, pending our future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.

We may not realize gains from our equity investments.

When we invest in the debt of portfolio companies, we may acquire warrants or other equity securities of portfolio companies as well. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.

The 1940 Act generally requires that at least 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the U.S., the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the U.S. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

Engaging in hedging transactions would also, indirectly, entail additional risks to our stockholders. Although it is not currently anticipated that we would engage in hedging transactions as a principal investment strategy, if we determined to engage in hedging transactions, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.

While we may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

The SEC has adopted Rule 18f-4 under the 1940 Act that governs the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the Rule, a BDC is required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited number of derivatives transactions or that uses complex derivatives is required to establish a formalized derivatives risk management program.

RISKS RELATING TO OUR SECURITIES

Investing in our common stock may involve an above average degree of risk.

The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

Our charter and our bylaws, as well as certain statutory and regulatory requirements, could deter takeover attempts.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board may, without stockholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and a majority of our entire Board may, without stockholder action, amend our charter to increase the number of our shares of any class or series that we have authority to issue. These and other takeover defense provisions may inhibit a change of control in circumstances that could give the holders of our shares the opportunity to realize a premium over the value of our shares.

You may not receive distributions or our distributions may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.

To the extent original issue discount instruments, such as zero-coupon bonds and PIK loans, constitute a significant portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount (“OID”) instruments, such as zero-coupon bonds and loans with contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a significant portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of OID instruments and PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

●	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral;

●	Market prices of zero coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash. PIKs are usually less volatile than zero coupon bonds, but more volatile than cash pay securities;

●	For accounting purposes, any cash distributions to our stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that our stockholders be given notice of this fact by reporting it as a return of capital;

●	The deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; and

●	Even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan;

●	The use of PIK and OID securities may provide certain benefits to the Company’s investment adviser, including increased management fees; and

●	The required recognition of OID interest, including PIK interest, for income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level taxation.

Although, we do not intend to do so, if we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

At the present time, we do not intend to issue preferred stock. However, to the extent that we do issue preferred stock in the future, we cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock.

We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Although we do not intend to issue any preferred stock, if we issue preferred stock, holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.

At the present time, we do not intend to issue preferred stock. However, to the extent that we do issue preferred stock in the future, holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our Leverage Arrangements, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Shares will be registered under the 1934 Act and therefore Stockholders may be subject to certain filing requirements.

Because our common stock will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our stockholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining their filing obligations and preparing the filings. In addition, our stockholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock within a six-month period.

We do not currently intend for our shares to be listed on any national securities exchange.

There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act of 1933, as amended, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer its shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our principal executive office at 810 Seventh Avenue, 26th Floor, New York, NY 10019. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our outstanding shares will be offered and sold in transactions exempt from registration under the Securities Act under section 4(a)(2) and Regulation D. There is currently no public market for the shares, and we do not expect one to develop.

Because the shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, which consent, with respect to an ERISA Plan, will not be withheld unreasonably in the case of a change of such ERISA Plan’s fiduciaries or trustees, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Stockholders

As of March 21, 2023, there were five holders of the Company’s common stock. Please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for disclosure regarding our stockholders.

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or Preferred Shares, distributions of proceeds will be made to the stockholders pro rata based on the number of shares held by each stockholder.

Reports to Stockholders

We plan to furnish or make available to our stockholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the 1934 Act.

Unregistered Sales of Equity Securities

Except as previously noted by the Company on its Current Reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except share and per share data)

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements. In this report, “we,” “us,” “our” and “Company” refer to Brightwood Capital Corporation I.

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

The Investment Adviser also serves as our administrator (in such capacity, the “Administrator”) pursuant to the terms of an administration agreement (the “Administration Agreement”). We conducted a private offering of our common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis each time we deliver a drawdown notice to them.

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

All investment professionals of the Investment Adviser and their respective staffs, when, and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Adviser and not by us, other than as outlined below. We will pay Brightwood Capital Advisors, LLC (the “Administrator”) our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator will be reimbursed for certain expenses it incurs on our behalf.

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

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

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

Portfolio and Investment Activity

As of December 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $222,800. There was no investment activity prior to September 26, 2022.

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2022:

Net Investment Activity	For the Year Ended December 31, 2022
Purchases	$226,238
Sales and Repayments	(4,736)
Net Portfolio Activity	$221,502

	For the Year Ended December 31, 2022
Investment Activity by Asset Class	Purchases	Percentage
Senior Secured First Lien Term Loan	$173,509	76.7%
Senior Secured Term Loan	48,337	21.4%
Delayed Draw Term Loan	3,488	1.5%
Revolver	654	0.3%
Class A Units	250	0.1%

As of December 31, 2022, our investments consisted of the following:

	For the Year Ended December 31, 2022
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$172,783		$173,883
Senior Secured Term Loan	48,248		48,285
Delayed Draw Term Loan	(184	)(1)	(184	)(1)
Revolver	560		566
Class A Units	250		250
Total	221,657		222,800

(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The table below describes investments by industry composition based on fair value as of December 31, 2022:

	December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100.0%

Results of Operations

The following table represents the operating results for the year ended December 31, 2022:

For the Year Ended December 31, 2022
Total investment income	$3,821
Less: total expenses	(2,684)
Net investment income (loss)	1,137
Net change in unrealized gain (loss)	1,143
Net increase (decrease) in net assets resulting from operations	$2,280

Investment Income

Investment income for the year ended December 31, 2022, were as follows:

For the Year Ended December 31, 2022
Interest income	$3,821
Total investment income	$3,821

No revenues were earned before September 26, 2022 (Commencement of Operations).

Expenses

Operating expenses for the year ended December 31, 2022, were as follows:

For the Year Ended December 31, 2022
Interest expense on loans	$500
Interest expense	173
Amortization and deferred financing costs	9
Organizational expenses	399
Management fees	421
Professional fees	451
Directors’ fees	150
Administration fees	91
Other general and administrative expenses	490
Total expenses	$2,684

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

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the common stock, rather than receiving the cash distribution.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our audited financial statements included herein. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Investment Valuation

Our investments will be valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company's Board has designated the Investment Adviser as the Company's "valuation designee." The Company's Board and the audit committee of the Board, which is comprised solely of independent directors,oversees the activities, methodology and processes of the valuation designee.

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Company assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. Fair value of private investments is based on Level 3 inputs and determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Enterprise values of the underlying portfolio companies are completed to compute the fair value for each class of security owned by the Company. Generally, these enterprise valuations are derived by multiplying a key performance metric of the investee company’s asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the enterprise value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on investment, including assumed growth rate (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of December 31, 2022, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

($ in thousands)

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(565)	-	(565)
Base Interest Rate	-	-	-
+100 Basis Points	2,260	-	2,260
+200 Basis Points	4,519	-	4,519
+300 Basis Points	6,779	-	6,779

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Brightwood Capital Corporation I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightwood Capital Corporation I

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Brightwood Capital Corporation I (the Company), including the schedule of investments, as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022, the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodian or agents. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

New York, New York

March 21, 2023

Brightwood Capital Corporation I

STATEMENT OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

December 31, 2022(1)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $221,657)	$222,800
Cash and cash equivalents	83,904
Interest and paydown receivable	1,955
Deferred financing costs	712
Total assets	$309,371
Liabilities
Line of credit payable	$100,000
Loans payable	53,803
Interest payable	173
Interest payable on loans	500
Due to affiliates	125
Management fees payable (See Note 3)	421
Distributions payable	1,212
Directors’ fees payable (See Note 3)	120
Accounts payable and accrued expenses	523
Total liabilities	$156,877
Commitments and contingencies (See Note 7)
Net assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 15,150,000 shares issued and outstanding	$152
Paid-in-capital in excess of par value	151,274
Total distributable earnings (loss)	1,068
Total net assets	$152,494
Total liabilities and net assets	$309,371
Net asset value per share (See Note 9)	$10.07

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

STATEMENT OF OPERATIONS

(dollars in thousands, except share and per share data)

For the Year Ended
December 31, 2022 (1)
Investment income
Non-controlled/non-affiliate company investments:
Interest income	$3,821
Total investment income	3,821
Expenses
Interest expense on loans	500
Interest expense	173
Amortization of deferred financing costs	9
Organizational expenses	399
Management fees	421
Professional fees	451
Directors’ fees	150
Administration fees	91
Overhead expenses	252
Facility expenses	225
Other general and administrative expenses	13
Total expenses	2,684
Net investment income (loss)	1,137
Realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non-affiliate company investments	-
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	1,143
Total net realized and unrealized gain (loss) on investments	1,143
Net increase (decrease) in net assets resulting from operations	$2,280
Per share data:
Net investment income (loss) per share	$0.09
Net increase (decrease) in net assets resulting from operations per share	$0.18
Weighted average shares outstanding	12,625,000

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

 STATEMENT OF CHANGES IN NET ASSETS

(dollars in thousands, except share and per share data)

For the Year Ended
December 31, 2022 (1)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,137
Net change in unrealized appreciation (depreciation) on investments	1,143
Net increase (decrease) in net assets resulting from operations	2,280
Shareholder distributions
Distributions of investment income	(1,212)
Net increase (decrease) in net assets resulting from shareholder distributions	(1,212)
Capital share transactions
Issuance of common shares	151,500
Offering cost	(74)
Net increase (decrease) in net assets resulting from capital share transactions	151,426
Total increase (decrease) in net assets	152,494
Net assets, at beginning of year	-
Net assets, at end of year	$152,494

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

STATEMENT OF CASH FLOWS

(dollars in thousands, except share and per share data)

For the Year Ended
December 31, 2022 (1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(226,238)
Proceeds from principal repayments of investments and sales of investments and paydowns	4,736
Amortization of premium/accretion of discount, net	(155)
Net change in unrealized (appreciation) depreciation on investments	(1,143)
Amortization of deferred financing costs	9
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,955)
Increase (decrease) in payable to affiliates	125
Increase (decrease) in interest payable	173
Increase (decrease) in interest payable on loans	500
Increase (decrease) in management fees payable	421
Increase (decrease) in directors’ fees payable	120
Increase (decrease) in accounts payable and accrued expenses	523
Net cash provided by (used in) operating activities	(220,604)
Cash flows from financing activities
Proceeds from issuance of common shares	151,500
Proceeds from line of credit payable	100,000
Proceeds from loan payable	53,803
Deferred financing costs paid	(721)
Offering cost	(74)
Net cash provided by (used in) financing activities	304,508
Net increase (decrease) in cash and cash equivalents	83,904
Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$83,904
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

 SCHEDULE OF INVESTMENTS

As of December 31, 2022

(dollars in thousands)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Business Services
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S + 6.75%	11.41%	10/7/2026	$8,960	$8,520	$8,520	5.6%
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S + 5.75%	13.25%	10/7/2026	5,540	5,265	5,265	3.4%
John C. Cassidy Air Conditioning, Inc.	(6)	Senior Secured Term Loan	S + 6.00%	10.53%	12/23/2026	5,100	5,063	5,100	3.3%
KKSP Precision Machining LLC	(6)	Senior Secured First Lien Term Loan	S + 6.50%	11.29%	6/23/2027	4,975	4,877	4,976	3.3%
Javelin Acquisition Vehicle, LLC	(6)	Senior Secured Term Loan	S + 7.12%	11.45%	11/3/2026	19,950	19,462	19,462	12.8%
IAM Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S + 5.50%	10.25%	6/10/2027	9,975	9,975	9,975	6.5%
Voice Comm, LLC	(6)	Senior Secured First Lien Term Loan	S + 6.75%	11.17%	7/13/2027	19,500	19,132	19,501	12.8%
Vehicle Management Services LLC	(6)	Senior Secured First Lien Term Loan	S + 6.25%	10.56%	7/26/2027	14,950	14,856	14,950	9.8%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S + 6.75%	10.99%	11/1/2028	18,750	18,385	18,385	12.1%
Veradata Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S + 6.75%	6.75%	11/1/2028	-	(7)	(7)	(0.0)%
Veradata Holdings, LLC	(6)(8)(9)	Revolver	S + 6.75%	6.75%	11/1/2028	-	(5)	(5)	(0.0)%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S + 6.25%	11.07%	12/13/2028	22,500	21,942	21,942	14.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver	S + 6.25%	6.25%	12/13/2028	-	(12)	(12)	(0.0)%
YNWA Finco LLC	(6)	Senior Secured Term Loan	S + 6.25%	10.69%	8/18/2027	9,938	9,938	9,938	6.5%
Total Business Services							137,391	137,990	90.5%
Franchising
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S + 6.50%	11.08%	10/7/2028	13,774	13,441	13,441	8.8%
ESN Venture Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S + 6.50%	6.50%	10/7/2028	-	(114)	(114)	(0.1)%
ESN Venture Holdings, LLC	(6)	Revolver	S + 6.50%	11.05% - 11.08%	10/7/2028	67	55	55	0.0%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S + 6.25%	10.31%	10/30/2025	16,212	15,903	15,903	10.4%
North Haven USHC Acquisition, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S + 6.25%	6.25%	10/30/2025	-	(63)	(63)	(0.0)%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S + 6.50%	10.56% - 11.13%	10/30/2025	495	474	474	0.3%
Total Franchising							29,696	29,696	19.4%
Healthcare
Shiftkey, LLC	(6)	Senior Secured First Lien Term Loan	S + 5.75%	10.59%	6/21/2027	9,950	9,856	9,950	6.5%
OPCO Borrower LLC	(6)	Senior Secured First Lien Term Loan	S + 6.50%	11.18%	8/19/2027	13,664	13,597	13,664	9.0%
OPCO Borrower LLC	(6)	Revolver	S + 6.50%	10.87%	8/19/2027	250	244	250	0.1%
Total Healthcare							23,697	23,864	15.6%
Technology & Telecommunications
North Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S + 6.75%	11.06%	7/27/2027	19,950	19,573	19,950	13.1%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S + 6.75%	11.37%	11/25/2027	11,471	11,246	11,246	7.4%
Essence Communications Inc.	(6)(8)(9)	Revolver	S + 6.75%	6.75%	11/25/2027	-	(196)	(196)	(0.1)%
Total Technology & Telecommunications							30,623	31,000	20.4%
Total Debt Investments							221,407	222,550	145.9%
Equity Investments
Business Services
BCVD Holdings, LLC	(6)(10)	Class A Units				250	250	250	0.2%
Total Equity Investments							250	250	0.2%
Total Investments							$221,657	$222,800	146.1%
Cash Equivalents
First American Government Obligations Fund, Class X	(11)	Money Market		4.08%		4,164	4,164	4,164	2.7%
Total Cash Equivalents							4,164	4,164	2.7%
Total investments and cash equivalents							$225,821	$226,964	148.8%
Liabilities in Excess of Other Assets								(74,470)	(48.8)%
Net Assets								$152,494	100.0%

(1) All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2) The issuers of debt and equity held by the Company is domiciled in the United States.

(3) Denominated in U.S. Dollars unless otherwise noted.

(4) All of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2022. As of  December 31, 2022, the effective rates for 1M S and 3M S are 4.36%, and 4.59%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022. For fixed rate loans, a spread above a reference rate is not applicable.

(5) Percentage is based on net assets of $152,494 as of December 31, 2022

(6) Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.

(7) Investment or portion of the investment that are pledged against the Company’s loan. See Note 6 “Borrowings”

(8) The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.

(9) Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(10) Non-income producing.

(11) Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

Brightwood Capital Corporation I

Notes to Financial Statements

(in thousands, except share and per share information)

1.	Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company will elect to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

The Company is managed by Brightwood Capital Advisors, LLC the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser provides portfolio management services to the Company, pursuant to an investment advisory agreement, including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies and determining when to dispose of the Company’s investments. A team of the Investment Adviser’s investment committee servicing the Company (the “Investment Committee”) will evaluate and approve all of the Company’s investments, subject to the oversight of the Board of Directors (the “Board”). The Board consists of five directors, three of whom are independent.

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

The Company conducts private offerings of its common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is an investment company and follows the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

The Company evaluates subsequent events through the date that these financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Cash and cash equivalents

Cash and cash equivalents consists of demand deposits held at U.S. Bank National Association, headquartered in Minneapolis, MN and City National Bank, headquartered in Los Angeles, CA. Some of these deposits invest in short-term investments, which consist of commercial paper, money market instruments and/or other short-term debt obligations. These balances are insured by the Federal Deposit Insurance Corporation up to $250. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on its cash and cash equivalents. All cash and cash equivalents balances are maintained with high credit quality financial institutions.

Investment Valuation

The Company’s investments will be valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s Board has designated the Investment Adviser as the Company’s “valuation designee.” The Company’s Board and the audit committee of the Board, which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the year ended December 31, 2022.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. Fair value of private investments is based on Level 3 inputs and determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Enterprise values of the underlying portfolio companies are completed to compute the fair value for each class of security owned by the Company. Generally, these enterprise valuations are derived by multiplying a key performance metric of the investee company’s asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the enterprise value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on investment, including assumed growth rate (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of December 31, 2022, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the year ended December 31, 2022, the Company did not recognize any structuring or other upfront fee revenue.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the year ended December 31, 2022, no PIK interest has been recorded.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s line of credit. These costs are deferred and amortized over the life of the related debt instrument and are included in amortization of deferred financing costs on the Statement of Operations. Unamortized deferred financing costs are presented on the Statement of Assets and Liabilities as an asset.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

The following table summarizes the Company’s recent distribution declared and is payable subsequent to the year end of this report.

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08

On January 27, 2023, all of the Company’s stockholders will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the current year, (ii) 98.2% of its capital gains in excess of capital losses for the current year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. There were no material uncertain tax positions for the year ended December 31, 2022. The 2022 tax year remain subject to examination by U.S. federal and state tax authorities.

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

3.	Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the year ended December 31, 2022, the Company incurred expenses of $399 and $252 in organizational expenses and overhead expenses respectively, which is included in the statement of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement, $122 of which was payable as of December 31, 2022 and is included in due to affiliates.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee  is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the year ended December 31, 2022, the Investment Adviser earned a base management fee of $421, all of which was payable as of December 31, 2022.

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company’s Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

Directors’ Fees

Each of the Company’s Independent Directors will receive an annual retainer fee of $50 payable once per year. In addition, each of the Independent Directors will receive a fee of $10 for each regularly scheduled quarterly Board meeting in which they participate and $10 for each special Board meeting in which they participate. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

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

All retainer fees will be charged at 50% during the first year of operations. For the year ended December 31, 2022, the Company incurred directors’ fees of $150, $120 of which was payable on December 31, 2022.

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

The Company is currently investing contemporaneously with other investment vehicles managed by Brightwood (the “Other Investing Funds”). Accordingly, the Company and the Other Investing Funds are allocated investment opportunities in accordance with Brightwood's Allocation of Investment Opportunities Policy, which requires investment opportunities to be allocated to the funds in a manner that is fair and equitable to all funds over time. Under such policy, Brightwood will generally determine the allocation of an investment opportunity by considering each fund's purchasing capacity, whether the investment opportunity is eligible for the relevant fund(s), and the target investment size with respect to each fund based on a variety of factors, including, but not limited to, each fund's EBITDA focus, industry diversification requirements, leverage considerations, and investment ratings of the investment.

Other

For the period from September 26, 2022 (Commencement of Operations) through December 31, 2022, Brightwood Loan Services LLC served as administrative agent for the following investments: Essence Communications Inc., IAM Acquisition LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.	Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022:

	As of December 31, 2022
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$172,783	$173,883	78.0%
Senior Secured Term Loan	48,248	48,285	21.7%
Delayed Draw Term Loan(2)	(184)	(184)	(0.1)%
Revolver	560	566	0.3%
Class A Units	250	250	0.1%
Total	$221,657	$222,800	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2022:

	As of December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100%

5.	Fair Value of Financial Instruments

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

Level 1: Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments in Level 1 include listedequities and listed derivatives. The Company does not adjust the quoted price for these investments, even in situations where the Company may hold a largeposition and a sale could reasonably impact the quoted price.

Level 2: Pricing inputs are other than quoted prices in active markets of comparable instruments, which are either directly or indirectly observable as of thereporting date, and fair value is determined through the use of models or other valuation methodologies. Investments in this category generally includecorporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3: Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs intothe determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.Investments in this category generally include equity and debt positions in private companies.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	Fair Value on December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$173,883	$—	$—	$173,883
Senior Secured Term Loan	48,285	—	—	48,285
Delayed Draw Term Loan(1)	(184)	—	—	(184)
Revolver	566	—	—	566
Class A Units	250	—	—	250
Total investments	222,800	—	—	222,800
Cash equivalents	4,164	4,164	—	—
Total investments and cash equivalents	$226,964	$4,164	$—	$222,800

(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

On December 31, 2022, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

The following is a reconciliation for the year ended December 31, 2022, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended 31, December 2022
	Senior Secured First Lien Term Loan	Senior Secured Term Loan	Delayed Draw Term Loan	Revolver	Class A Units	Total
Fair value at beginning of year	$—	$—	$—	$—	$—	$—
Purchases	173,509	48,337	3,488	654	250	226,238
Accretion of discount (amortization of premium)	117	24	8	6		155
Sales and repayments	(843)	(113)	(3,680)	(100)	—	(4,736)
Unrealized gain (loss)	1,100	37	—	6	—	1,143
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of year	$173,883	$48,285	$(184)	$566	$250	222,800
The amount of total gains or losses for the year included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,100	$37	$—	$6	$—	1,143

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2022.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2022, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$222,550	Discounted Cash Flows	Discount Rate	9.32%	11.99%
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	250	Recent Acquisitions	N/A	N/A	N/A
Total investments	$222,800

*In determining certain of these inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.

6.	Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2022, the Company’s asset coverage was 252%. As of December 31, 2022, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of December 31, 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2022, the unamortized deferred financing costs related to the facility was $712, and was showing as an asset on the Statement of Assets and Liabilities.

The following table shows the expenses and payables incurred by the Company related to the line of credit as of and for the period from December 23, 2022 (Closing date) through December 31, 2022.

Interest expense	$173
Interest payable	$173
Amortization of deferred financing costs	$9
Weighted average interest rate	6.9%

As of December 31, 2022, there was no undrawn portion on the line of credit provided by City National Bank. As of December 31, 2022, the total outstanding balance under the credit agreement was $100,000, and this carrying value approximates fair value.

Loans Payable: The Company entered into an agreement with Macquarie US Trading LLC (“Macquarie”) to govern the purchase and sale of certain loans. On a loan settlement date (“purchase date”), the Company borrows money from Macquarie and grants its beneficial interest in certain loans to Macquarie for an agreed upon purchase price. The Company retains title and assumes all risk related to that loan for the benefit of Macquarie until the trigger date, known as the settlement period. On the trigger date, the Company will repay the money borrowed from Macquarie relating to a particular loan at the agreed upon purchase price. Under the agreement, the Company retains the right to receive interest on the loan between the settlement date and the trigger date, as long as a default has not occurred. In the event of a default, the Company will remit to Macquarie all interest received on the loan.

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the year ended December 31, 2022, the Company incurred fees of $500, which is shown as interest expense on loans on the Statement of Operations. As of December 31, 2022, $500 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Statement of Assets and Liabilities. As of December 31, 2022, the Company had a loan payable balance of $53,803 to Macquarie.

The following table shows the loans held as collateral against the loan payable to Macquarie as of December 31, 2022, as well as the applicable trigger date and fee rate:

Investment Name	Par Amount	Purchase Date	Trigger Date	Purchase Price	Settlement Period (# of Days)	Daily Fee (BPS)	Fees to Macquarie accrued as of 12.31.22
Veradata Holdings, LLC - Senior Secured First Lien Term Loan	$18,750	1-Nov-22	10-Jan-23	98.0%	70	0.00021257	$238
North Haven USHC Acquisition, Inc. - Senior Secured First Lien Term Loan	$16,253	10-Nov-22	10-Jan-23	98.0%	61	0.00021665	$179
VHL Logistics, Inc. - Senior Secured First Lien Term Loan	$20,000	13-Dec-22	10-Jan-23	97.5%	45 (Min days used)	0.00022317	$83

7.	Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Statement of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2022, refer to the table below and the Schedules of Investments.

The following table details the Company’s unfunded commitments as of December 31, 2022:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	10,000
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	1,000
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$24,871

8.	Net Assets

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of December 31, 2022, the unfunded capital commitment from the investors was $202,000, $2,000 of which was from the Investment Adviser.

9.	Net Change in Net Assets Resulting from Operations per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

For the Year Ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,280
Weighted average shares of common stock outstanding—basic and diluted(1)	12,625,000
Net change in net assets resulting from operations per share—basic and diluted	$0.18

(1)	The weighted average shares outstanding for the year ended December 31, 2022, are based on the average of outstanding shares as of September 30, 2022 and outstanding shares as of December 31, 2022. There are no material activities before the initial funding was received on September 26, 2022.

10.	Income Taxes

The Company will elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company will not be taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences have no impact on net assets.

The tax character of distributions was as follows:

For the Year Ended
December 31, 2022
Distributions paid from:
Ordinary income	$1,137
Long term capital gain	-
2023 deferred income	75
Total distributions paid	$1,212

The components of accumulated earnings (losses) on a tax basis were as follows:

For the Year Ended
December 31, 2022
Undistributed net investment income (loss)	$(75)
Accumulated net realized gain (loss)	-
Net Unrealized Investment Appreciation (Depreciation)	1,143
Total accumulated earnings	$1,068

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

As of
December 31, 2022
Tax Cost of Investments	$221,657
Gross unrealized appreciation	$1,143
Gross unrealized depreciation	-
Net Unrealized Investment Appreciation (Depreciation)	$1,143

The following reconciles net increase in net assets resulting from operations to taxable income:

For the Year Ended
December 31, 2022
Net increase in net assets resulting from operations	$2,280
Net change in unrealized (appreciation) depreciation on investments	(1,143)
Permanent book income and tax income differences	-
Temporary book income and tax income differences	-
Taxable income	$1,137

Note, taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11.	Financial Highlights

The following is a schedule of financial highlights of the Company for the period from September 26, 2022 (Commencement of Operations) through December 31, 2022:

For Period from September 26, 2022 (Commencement of Operations) through December 31, 2022
Per Share Data: (1)
Net asset value, beginning of period	$10.00
Results of operations(2)
Net investment income(loss)	0.09
Change in unrealized gain (loss)	0.09
Net increase (decrease) in net assets resulting from operations	0.18
Distributions declared from net investment income	(0.08)
Capital share transactions
Issuance of common shares(3)	(0.02)
Offering costs(2)	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)
Net asset value, end of period	$10.07
Shares outstanding, end of period	15,150,000
Total return(4)	1.50%
Ratio/Supplemental Data:
Net assets, end of period	$152,494
Ratio of net investment income to average net assets(5)	0.90%
Ratio of operating expenses to average net assets(5)	2.13%
Portfolio turnover(6)	3.43%
Asset coverage ratio(7)	252%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is lower than the net asset value per share results in a decrease in net asset value per share.

(4)	The total return for the period from September 26, 2022 through December 31, 2022 was calculated by taking the net asset value per share as of December 31, 2022, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on September 26, 2022.

(5)	Weighted average net assets are used for this calculation.

(6)	Portfolio turnover for the period is not annualized.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.	Subsequent Events

On January 13, 2023, the Company delivered capital call notices to the investors to issue and sell 5,101,010 shares of Common Stock for an aggregate offering price of $50,500. This capital call was received on January 30, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the 1934 Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEMS 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGREMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are set forth in Item 8 of Part II:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page xx of this annual report on Form 10-K.
2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this annual report on Form 10-K.
3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Investment Advisory Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.2	Administration Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.3	Sub-Administration Agreement by and among the Company, Brightwood Capital Advisors, LLC and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement between the Company and U.S. Bank National Association, as custodian (1)
10.6	Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (1)
10.7	Trademark License Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.8	Revolving Credit Agreement between the Company, as the initial borrower, and City National Bank as the Administrative Agent, sole lead arranger and initial lender (2)
14.1	Code of Ethics*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form 10 (File No. 000-56452) filed with the SEC on July 29, 2022.

(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2022.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTWOOD CAPITAL CORPORATION I
Date: March 21, 2023	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: March 21, 2023	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the registrant and in the following capacities on March 21, 2023.

/s/ Sengal Selassie
Sengal Selassie
Chairman of the Board and Chief
Executive Officer

/s/ Sachin Goel
Sachin Goel
Director

/s/ Carol Moody
Carol Moody
Director and Chair of the Audit Committee

/s/ Peter Dancy
Peter Dancy
Director and Chair of the Nominating and
Corporate Governance Committee

/s/ Cynthia Fryer Steer
Cynthia Fryer Steer
Director and Chair of the Valuation Committee

