Form 10-Q
period 2023-03-31
Brightwood Capital Corp I
filed 2023-05-12
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

As of May 12, 2023, the registrant had 20,373,434 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITES

(dollars in thousands, except share and per share data)

	March 31, 2023 (1)	December 31, 2022 (1)
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $286,580 and $221,657, respectively)	$289,338	$222,800
Cash and cash equivalents	104,033	83,904
Interest and paydown receivable	3,605	1,955
Deferred financing costs	1,721	712
Total assets	$398,697	$309,371
Liabilities
Line of credit payable	$168,000	$100,000
Loans payable	18,525	53,803
Interest payable on line of credit	195	173
Interest payable on loans	160	500
Due to affiliates	167	125
Management fees payable (See Note 3)	708	421
Distributions payable	—	1,212
Directors’ fees payable (See Note 3)	75	120
Accounts payable and accrued expenses	507	523
Total liabilities	$188,337	$156,877
Commitments and contingencies (See Note 7)
Net Assets (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,373,434 and 15,150,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$204	$152
Paid-in-capital in excess of par value	202,934	151,274
Total distributable earnings (loss)	7,222	1,068
Total net assets	$210,360	$152,494
Total liabilities and net assets	$398,697	$309,371
Net asset value per share (See Note 9)	$10.33	$10.07

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

Three Months Ended March 31,
2023 (1)
Investment Income
Non-controlled/non-affiliate company investments:
Interest income	$7,564
Total investment income	$7,564
Expenses
Interest expense on line of credit	$1,282
Management fees	708
Interest expense on loans	339
Professional fees	246
Other general and administrative expenses	107
Amortization of deferred financing costs	90
Overhead expenses	90
Directors' fees	75
Administration fees	55
Custody fees	33
Total expenses	3,025
Net investment income (loss)	4,539
Realized and unrealized gain (loss) on investments
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	1,615
Total net realized and unrealized gain (loss) on investments	1,615
Net increase (decrease) in net assets resulting from operations	$6,154
Per share data
Net investment income (loss) per share	$0.26
Net increase (decrease) in net assets resulting from operations per share	$0.35
Weighted average shares outstanding	17,761,717

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

Three Months Ended March 31,
2023 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,539
Net change in unrealized appreciation (depreciation) on investments	1,615
Net increase in net assets resulting from operations	6,154
Shareholder distributions
Distributions of investment income	—
Net increase (decrease) in net assets resulting from shareholder distributions	—
Capital share transactions
Issuance of common shares	50,500
Reinvestments of stockholder distributions	1,212
Net increase in net assets resulting from capital share transactions	51,712
Total increase in net assets	57,866
Net assets, at beginning of period	152,494
Net assets, at end of period	$210,360

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

Three Months Ended March 31,
2023 (1)
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,154
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(68,894)
Proceeds from principal repayments of investments and sales of investments and paydowns	4,279
Amortization of premium/accretion of discount, net	(304)
Interest income paid in kind	(4)
Net change in unrealized (appreciation) depreciation on investments	(1,615)
Amortization of deferred financing costs	90
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,650)
Increase (decrease) in due to affiliates	42
Increase (decrease) in interest payable on line of credit	22
Increase (decrease) in interest payable on loans	(340)
Increase (decrease) in management fees payable	287
Increase (decrease) in directors’ fees payable	(45)
Increase (decrease) in accounts payable and accrued expenses	(16)
Net cash provided by (used in) operating activities	(61,994)
Cash flows from financing activities
Proceeds from issuance of common shares	50,500
Proceeds from line of credit payable	118,000
Repayments on line of credit payable	(50,000)
Proceeds from loans payable	18,525
Repayments on loans payable	(53,803)
Deferred financing costs paid	(1,099)
Net cash provided by (used in) financing activities	82,123
Net increase (decrease) in cash and cash equivalents	20,129
Cash and cash equivalents, beginning of period	83,904
Cash and cash equivalents, end of period	$104,033
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense on line of credit	$1,260
Cash paid during the period for interest expense on loans	$680
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$1,212

(1) The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

As of March 31, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Business Services
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	S +	6.90%			11.80%	10/7/2026	$8,938	$8,528	$8,528	4.0%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	P +	5.75%			13.75%	10/7/2026	5,526	5,270	5,270	2.5%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.26%			11.06%	12/23/2026	5,087	5,052	5,087	2.4%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.76%			11.58%	6/23/2027	4,963	4,870	4,963	2.4%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	7.12%			11.93%	11/3/2026	19,900	19,445	19,900	9.5%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.50%			10.87%	6/10/2027	9,950	9,950	9,950	4.7%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.61%	7/13/2027	19,250	18,906	19,250	9.2%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.18%	7/26/2027	24,880	24,791	24,008	11.4%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.40%			11.08%	11/1/2028	15,960	15,653	15,960	7.6%
Veradata Holdings, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	6.40%			6.40%	11/1/2028	—	(7)	—	0.0%
Veradata Holdings, LLC	(6)(9)(10)	Revolver	S +	6.40%			6.40%	11/1/2028	—	(5)	—	0.0%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.26%			11.07%	12/13/2028	22,444	21,904	22,444	10.7%
VHL Logistics, Inc.	(6)(9)(10)	Revolver	S +	6.26%			6.26%	12/13/2028	—	(12)	—	0.0%
YNWA Finco LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.12%	8/18/2027	9,875	9,875	9,875	4.7%
Total Business Services										144,220	145,235	69.1%
Franchising
CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan	L +	6.30%			11.46%	6/17/2026	4,939	4,939	4,939	2.3%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.36%	10/7/2028	13,740	13,422	13,740	6.5%
ESN Venture Holdings, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	6.50%			6.50%	10/7/2028	—	(109)	—	0.0%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%	11.16	% -	11.35%	10/7/2028	117	105	117	0.1%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.01%	10/30/2025	16,171	15,874	16,171	7.7%
North Haven USHC Acquisition, Inc.	(6)(9)(10)	Delayed Draw Term Loan	S +	6.25%			6.25%	10/30/2025	—	(57)	—	0.0%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S +	6.50%	11.24	% -	11.27%	10/30/2025	495	476	495	0.2%
Firebirds Buyer, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.40%			11.22%	3/22/2028	13,378	13,112	13,112	6.2%
Firebirds Buyer, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	6.40%			6.40%	3/22/2028	—	(10)	(10)	0.0%
Firebirds Buyer, LLC	(6)(9)(10)	Revolver	S +	6.40%			6.40%	3/22/2028	—	(16)	(16)	0.0%
Total Franchising										47,736	48,548	23.0%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

As of March 31, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Healthcare
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.01%	10.91%	6/21/2027	$9,925	$9,836	$9,925	4.7%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.60%	11.50%	8/19/2027	27,156	27,029	27,156	12.9%
OPCO Borrower LLC	(6)(9)(10)	Revolver	S +	6.60%	6.60%	8/19/2027	—	(12)	—	0.0%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	7.26%	12.09%	2/23/2028	19,000	18,535	18,535	8.8%
Medical Management Holdings, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	7.26%	7.26%	2/23/2028	—	(5)	(5)	0.0%
Medical Management Holdings, LLC	(6)(9)(10)	Revolver	S +	7.26%	7.26%	2/23/2028	—	(10)	(10)	0.0%
Total Healthcare								55,373	55,601	26.4%
Technology & Telecommunications
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%	11.68%	7/27/2027	24,813	24,457	24,813	11.8%
Essence Communications Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.85%	11.64%	11/25/2027	11,443	11,230	11,415	5.4%
Essence Communications Inc.	(6)(9)(10)	Revolver	S +	6.85%	6.85%	11/25/2027	—	(186)	(24)	0.0%
Total Technology &Telecommunications								35,501	36,204	17.2%
Total Debt Investments								282,830	285,588	135.7%
Equity Investment
Business Services
BCVD Holdings, LLC	(6)(12)	Class A Units					250	250	250	0.1%
Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units					3,500	3,500	3,500	1.7%
Total Equity Investment								3,750	3,750	1.8%
Total Investments								$286,580	$289,338	137.5%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market			4.64%		102,608	102,608	102,608	48.8%
Total Cash Equivalents								102,608	102,608	48.8%
Total Investments and cash equivalents								$389,188	$391,946	186.3%
Liabilities in Excess of Other Assets									(181,586)	(86.3)%
Net Assets									$210,360	100.0%
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
(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), London Interbank Offered Rate (“LIBOR” or “L”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P, LIBOR and SOFR and the current contractual interest rate in effect at March 31, 2023. As of March 31, 2023, the P was 8%. As of March 31, 2023, the effective rates for the 1M L and 3M L are 4.86%, and 5.19%, respectively. As of March 31, 2023, the effective rates for 1M S and 3M S are 4.80%, and 4.91%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $210,360 as of March 31, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment that are pledged against the Company’s loan. See Note 6 “Borrowings”.
(9)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.

(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

Brightwood Capital Corporation I

SCHEDULE OF INVESTMENTS

As of December 31, 2022

(dollars in thousands)

			Spread
			Above
			Reference		Interest			Maturity	Par	Amortized			% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)		Rate (4)			Date	Amount	Cost	Fair Value		Assets (5)
Investments
Debt Investments
Business Services
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S +	6.75%			11.41%	10/7/2026	$8,960	$8,520		$8,520	5.6%
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S +	5.75%			13.25%	10/7/2026	5,540	5,265		5,265	3.4%
John C. Cassidy Air Conditioning, Inc.	(6)	Senior Secured Term Loan	S +	6.00%			10.53%	12/23/2026	5,100	5,063		5,100	3.3%
KKSP Precision Machining LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.29%	6/23/2027	4,975	4,877		4,976	3.3%
Javelin Acquisition Vehicle, LLC	(6)	Senior Secured Term Loan	S +	7.12%			11.45%	11/3/2026	19,950	19,462		19,462	12.8%
IAM Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S +	5.50%			10.25%	6/10/2027	9,975	9,975		9,975	6.5%
Voice Comm, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.17%	7/13/2027	19,500	19,132		19,501	12.8%
Vehicle Management Services LLC	(6)	Senior Secured First Lien Term Loan	S +	6.25%			10.56%	7/26/2027	14,950	14,856		14,950	9.8%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			10.99%	11/1/2028	18,750	18,385		18,385	12.1%
Veradata Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.75%			6.75%	11/1/2028	—	(7)		(7)	(0.0)%
Veradata Holdings, LLC	(6)(8)(9)	Revolver	S +	6.75%			6.75%	11/1/2028	—	(5)		(5)	(0.0)%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.07%	12/13/2028	22,500	21,942		21,942	14.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver	S +	6.25%			6.25%	12/13/2028	—	(12)		(12)	(0.0)%
YNWA Finco LLC	(6)	Senior Secured Term Loan	S +	6.25%			10.69%	8/18/2027	9,938	9,938		9,938	6.5%
Total Business Services										137,391		137,990	90.5%
Franchising
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.08%	10/7/2028	13,774	13,441		13,441	8.8%
ESN Venture Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	10/7/2028	—	(114)		(114)	(0.1)%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%	11.05	%-	11.08%	10/7/2028	67	55		55	(0.0)%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.31%	10/30/2025	16,212	15,903		15,903	10.4%
North Haven USHC Acquisition, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	10/30/2025	—	(63)	(63)	(63)	(0.0)%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S +	6.50%	10.56	%-	11.13%	10/30/2025	495	474		474	0.3%
Total Franchising										29,696		29,696	19.4%
Healthcare
Shiftkey, LLC	(6)	Senior Secured First Lien Term Loan	S +	5.75%			10.59%	6/21/2027	9,950	9,856		9,950	6.5%
OPCO Borrower LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.18%	8/19/2027	13,664	13,597		13,664	9.0%
OPCO Borrower LLC	(6)	Revolver	S +	6.50%			10.87%	8/19/2027	250	244		250	0.1%
Total Healthcare										23,697		23,864	15.6%
Technology & Telecommunications
North Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.06%	7/27/2027	19,950	19,573		19,950	13.1%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.37%	11/25/2027	11,471	11,246		11,246	7.4%
Essence Communications Inc.	(6)(8)(9)	Revolver	S +	6.75%			6.75%	11/25/2027	—	(196)		(196)	(0.1)%
Total Technology & Telecommunications										30,623		31,000	20.4%
Total Debt Investments										221,407		222,550	145.9%
Equity Investments
Business Services
BCVD Holdings, LLC	(6)(10)	Class A Units							250	250		250	0.2%
Total Equity Investments										250		250	0.2%
Total Investments										$221,657		$222,800	146.1%
Cash Equivalents
First American Government Obligations Fund, Class X	(11)	Money Market					4.08%		4,164	4,164		4,164	2.7%
Total Cash Equivalents										4,164		4,164	2.7%
Total investments and cash equivalents										$225,821		$226,964	148.8%
Liabilities in Excess of Other Assets												(74,470)	(48.8)%
Net Assets												$152,494	100.0%
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

Brightwood Capital Corporation I

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share information)

1.Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. BCCI SPV-1, LLC (“SPV-1”) is a Delaware limited liability company that was formed on March 15, 2023. The Company has 100% ownership of SPV-1 and consolidates the results of SPV-1 in its consolidated financial statements.

The Company is managed by Brightwood Capital Advisors, LLC (the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser provides portfolio management services to the Company, pursuant to an investment advisory agreement, including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies and determining when to dispose of the Company’s investments. A team of the Investment Adviser’s investment committee servicing the Company (the “Investment Committee”) will evaluate and approve all of the Company’s investments, subject to the oversight of the Board of Directors (the “Board”). The Board consists of five directors, three of whom are independent.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is an investment company and follows the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company evaluates subsequent events through the date that the unaudited financial statements are issued.

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiary, SPV-1, which is a special purpose vehicle used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three months ended March 31, 2023.

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

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Consolidated Statement of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares.

Revenue Recognition

Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of March 31, 2023, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the three months ended March 31, 2023, the Company did not recognize any structuring or other upfront fee revenue.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three months ended March 31, 2023, $4 PIK interest has been recorded.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s line of credit. These costs are deferred and amortized over the life of the related debt instrument and are included in amortization of deferred financing costs on the Consolidated Statement of Operations. Unamortized deferred financing costs are presented on the Consolidated Statement of Assets and Liabilities as an asset.

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and will file its tax return for the year ending December 31, 2022, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statement of Assets and Liabilities of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2022. The 2022 tax year remain subject to examination by U.S. federal and state tax authorities.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its consolidated financial statements.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the

Administration Agreement are expected to be made quarterly in arrears. For the three months ended March 31, 2023, the Company incurred expenses of $90 in overhead expenses, which is included in the consolidated statement of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2023 and December 31, 2022, $167 and $125, respectively, was payable to the Administrator.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three months ended March 31, 2023, the Investment Adviser earned a base management fee of $708. As of March 31, 2023 and December 31, 2022, base management fees of $708 and $421, respectively, were payable.

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company’s Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

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

For the three months ended March 31, 2023, the Company incurred directors’ fees of $75. As of March 31, 2023 and December 31, 2022, directors’ fees of $75 and $120, respectively, were payable.

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

The Company is currently investing contemporaneously with other investment vehicles managed by Brightwood (the “Other Investing Funds”). Accordingly, the Company and the Other Investing Funds are allocated investment opportunities in accordance with Brightwood’s Allocation of Investment Opportunities Policy, which requires investment opportunities to be allocated to the funds in a manner that is fair and equitable to all funds over time. Under such policy, Brightwood will generally determine the allocation of an investment opportunity by considering each fund’s purchasing capacity, whether the investment opportunity is eligible for the relevant fund(s), and the target investment size with respect to each fund based on a variety of factors, including, but not limited to, each fund’s EBITDA focus, industry diversification requirements, leverage considerations, and investment ratings of the investment.

Other

For the three months ended March 31, 2023, Brightwood Loan Services LLC served as administrative agent for the following investments: Essence Communications Inc., IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023:

	As of March 31, 2023
	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured First Lien Term Loan	$234,507	$236,381	81.7%
Senior Secured Term Loan	48,171	48,660	16.8%
Delayed Draw Term Loan (2)	(188)	(15)	0.0%
Revolver	340	562	0.2%
Class A Preferred Units	3,500	3,500	1.2%
Class A Units	250	250	0.1%
Total	$286,580	$289,338	100%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of March 31, 2023:

	As of March 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio
Business Services	$145,485	50.3%
Healthcare	59,101	20.4%
Franchising	48,548	16.8%
Technology & Telecommunications	36,204	12.5%
Total	$289,338	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2022:

	As of December 31, 2022
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100%

5.	Fair Value of Financial Instruments

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

As of March 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$236,381	$—	$—	$236,381
Senior Secured Term Loan	48,660	—	—	48,660
Delayed Draw Term Loan (1)	(15)	—	—	(15)
Revolver	562	—	—	562
Class A Units	250	—	—	250
Class A Preferred Units	3,500	—	—	3,500
Total Investments	289,338	—	—	289,338
Cash Equivalents	102,608	102,608	—	—
Total Investments and cash equivalents	$391,946	$102,608	$—	$289,338
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

On March 31, 2023, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

As of December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$173,883	$—	$—	$173,883
Senior Secured Term Loan	48,285	—	—	48,285
Delayed Draw Term Loan(1)	(184)	—	—	(184)
Revolver	566	—	—	566
Class A Units	250	—	—	250
Total investments	222,800	—	—	222,800
Cash equivalents	4,164	4,164	—	—
Total investments and cash equivalents	$226,964	$4,164	$—	$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

On December 31, 2022, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

The following is a reconciliation for the three months ended March 31, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Period Ended March 31, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A
	Lien Term	Term	Draw		Class A	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Total
Fair value at beginning of period	$173,883	$48,285	$(184)	$566	$250	$—	$222,800
Purchases	65,142	—	(15)	267	—	3,500	68,894
Accretion of discount (amortization of premium)	196	83	11	14	—	—	304
Sales and repayments	(3,618)	(161)	—	(500)	—	—	(4,279)
Net change in unrealized gain (loss)	774	453	173	215	—	—	1,615
Paid in-kind interest	4	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$236,381	$48,660	$(15)	$562	$250	$3,500	$289,338
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$774	$453	$173	$215	$—	$—	$1,615

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2023, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$285,588	Discounted Cash Flows	Discount Rate	9.63%	13.10%
		Enterprise Value	EBITDA Multiple	4.50x	19.50x
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	3,750	Discounted Cash Flows	Discount Rate	12.50%	13.50%
		Enterprise Value	EBITDA Multiple	10.50x	12.00x
		Recent Acquisitions	N/A	N/A	N/A
Total investments	$289,338
*

In determining certain of these inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments. EBITDA means Earnings Before Interest, Taxes, Depreciation and Amortization.

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
*

In determining certain of these inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 225% and 252%, respectively. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of March 31, 2023 and December 31, 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2023 and December 31, 2022, the unamortized deferred financing costs related to the facility was $623 and $712, respectively, and was showing as an asset on the Consolidated Statement of Assets and Liabilities.

As of March 31, 2023 and December 31, 2022, there was $32,000 and zero, respectively, undrawn portion on the line of credit provided by City National Bank. As of March 31, 2023 and December 31, 2022, the total outstanding balance under the credit agreement was $68,000 and $100,000, respectively, and this carrying value approximates fair value.

BCCI SPV-1 Credit Facility: On March 30, 2023, SPV-1, entered into a credit agreement, with the Investment Adviser as the Servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. SPV-1 is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from SPV-1. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

Initial facility amount committed is $100,000 and may be increased up to a total maximum facility amount of $350,000 until Commitment Terminal Date upon request, subject to availability under the borrowing base. The maturity date is 24 months after the last day of the Revolving Period. Revolving Period means the period commencing on the effective date and ending on Commitment Termination Date. Commitment Termination Date is the earliest of (a) March 30, 2026, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent).

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2023, the unamortized deferred financing costs related to the facility was $1,098, and was showing as an asset on the Consolidated Statement of Assets and Liabilities.

As of March 31, 2023, there was no undrawn portion on the line of credit provided under this credit facility. As of March 31, 2023, the total outstanding balance under the credit agreement was $100,000, and this carrying value approximates fair value.

As of March 31, 2023 and December 31, 2022, the interest payable on line of credit related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility was $195 and $173, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility for the three months ended March 31, 2023.

Interest expense on line of credit	$1,282
Amortization of deferred financing costs	$90
Weighted average interest rate	7.10%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three months ended March 31, 2023, the Company incurred fees of $339, which is shown as interest expense on loans on the Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, $160 and $500, respectively, was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statement of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, the Company had a loan payable balance of $18,525 and $53,803, respectively, to Macquarie.

The following table shows the loans held as collateral against the loan payable to Macquarie as of March 31, 2023, as well as the applicable trigger date and fee rate:

Fees to
					Settlement		Macquarie
					Period (#		accrued as
	Par	Purchase	Trigger	Purchase	of	Daily Fee	of
Investment Name	Amount	Date	Date	Price	Days)	(BPS)	3/31/23
Medical Management Holdings, LLC	$19,000	23-Feb-23	10-Apr-23	97.5%	46	0.00023278	$160

The following table shows the loans held as collateral against the loan payable to Macquarie as of December 31, 2022, as well as the applicable trigger date and fee rate:

							Fees to
							Macquarie
					Settlement		accrued as
	Par	Purchase	Trigger	Purchase	Period (# of	Daily Fee	of
Investment Name	Amount	Date	Date	Price	Days)	(BPS)	12.31.22
Veradata Holdings, LLC - Senior Secured First Lien Term Loan	$18,750	1-Nov-22	10-Jan-23	98.0%	70	0.00021257	$238
North Haven USHC Acquisition, Inc. - Senior Secured First Lien Term Loan	$16,253	10-Nov-22	10-Jan-23	98.0%	61	0.00021665	$179
VHL Logistics, Inc. - Senior Secured First Lien Term Loan	$20,000	13-Dec-22	10-Jan-23	97.5%	45 (Min days used)	0.00022317	$83

7.Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the

Company is committed to fund additional amounts as of March 31, 2023 and December 31, 2022, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of March 31, 2023:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	383
Essence Communications Inc.	Revolver	10,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	811
Medical Management Holdings, LLC	Delayed Draw Term Loan	500
Medical Management Holdings, LLC	Revolver	500
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	2,500
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$28,943

The following table details the Company’s unfunded commitments as of December 31, 2022:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	10,000
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	1,000
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$24,871

8.Net Assets

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of March 31, 2023 and December 31, 2022, the unfunded capital commitment from the investors was $151,500 and $202,000, of which $1,500 and $2,000, respectively, was from the Investment Adviser.

9.Net Change in Net Assets Resulting from Operations per Share

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

Three months ended
March 31, 2023
Net increase in net assets resulting from operations	$6,154
Weighted average shares of common stock outstanding—basic and diluted(1)	17,761,717
Net change in net assets resulting from operations per share—basic and diluted	$0.35
(1)	The weighted average shares outstanding for the three months ended March 31, 2023, are based on the average of outstanding shares as of December 31, 2022 and outstanding shares as of March 31, 2023.

10.Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company will not be taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

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

The tax character of distributions for the year ended December 31, 2022 was as follows:

For the Year Ended
December 31, 2022
Distributions paid from:
Ordinary income	$1,137
Long term capital gain	—
2023 deferred income	75
Total distributions paid	$1,212

The components of accumulated earnings (losses) on a tax basis for the year ended December 31, 2022 were as follows:

For the Year Ended
December 31, 2022
Undistributed net investment income (loss)	$(75)
Accumulated net realized gain (loss)	—
Net Unrealized Investment Appreciation (Depreciation)	1,143
Total accumulated earnings	$1,068

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2022 were as follows:

As of
December 31, 2022
Tax Cost of Investments	$221,657
Gross unrealized appreciation	$1,143
Gross unrealized depreciation	—
Net Unrealized Investment Appreciation (Depreciation)	$1,143

The following reconciles net increase in net assets resulting from operations to taxable income:

For the Year Ended
December 31, 2022
Net increase in net assets resulting from operations	$2,280
Net change in unrealized (appreciation) depreciation on investments	(1,143)
Permanent book income and tax income differences	—
Temporary book income and tax income differences	—
Taxable income	$1,137

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

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. 2022 tax year remain subject to examination and adjustment by tax authorities.

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Per Share Data: (1)
Net asset value, beginning of period	$10.07
Results of operations(2)
Net investment income(loss)	0.26
Net change in unrealized appreciation (depreciation)	0.09
Net increase (decrease) in net assets resulting from operations	0.35
Capital share transactions
Issuance of common shares(3)	(0.09)
Reinvestment of stockholder distributions	(0.00)
Net increase (decrease) in net assets resulting from capital share transactions	(0.09)
Net asset value, end of period	$10.33
Shares outstanding, end of period	210,373,434
Total return(4)	2.58%
Ratio/Supplemental Data:
Net assets, end of period	$210,360
Ratio of net investment income to average net assets(5)	8.88%
Ratio of operating expenses to average net assets(5)	5.70%
Portfolio turnover(6)	1.48%
Asset coverage ratio(7)	225%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is lower than the net asset value per share results in an decrease in net asset value per share.
(4)	The total return for the the three months ended March 31, 2023 was calculated by taking the net asset value per share as of March 31, 2023, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on March 31, 2023.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended March 31, 2023.

	Three Months Ended March, 31, 2023
	Shares	Amount
Balance at beginning of period	15,150,000	$151,500
Issuance of common shares	5,101,010	50,500
Reinvestments of stockholder distributions	122,424	1,212
Balance at end of period	20,373,434	$203,212

13.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023.

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

●	the Company’s future operating results;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;
●	lack of sufficient investment opportunities;
●	volatility of leveraged loan markets;
●	risk of borrower default;
●	the restricted nature of investment positions;
●	the illiquid nature of our portfolio;
●	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;
●	the effect of the COVID-19 pandemic on the Company’s business prospects and the prospects of the Company’s portfolio companies, including the Company’s and the portfolio companies’ ability to achieve their respective objectives;
●	the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

●	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;
●	the impact of increased competition;
●	the Company’s contractual arrangements and relationships with third parties;
●	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;
●	the ability of the Company’s prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of the Investment Adviser;
●	the ability of the Investment Adviser and its affiliates to retain talented professionals;
●	the Company’s expected financings and investments;
●	the Company’s ability to pay dividends or make distributions;
●	the adequacy of the Company’s cash resources;
●	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;
●	the impact of future acquisitions and divestitures;
●	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (“RIC”); and
●	future changes in laws or regulations and conditions in the Company’s operating areas.

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

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

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

Portfolio and Investment Activity

As of March 31, 2023, we had investments in 19 portfolio companies with an aggregate fair value of $289,338. As of December 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $222,800.

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2023:

Three Months Ended
Net Investment Activity	March 31, 2023
Purchases	$68,894
Sales and Repayments	(4,279)
Net Portfolio Activity	$64,615

	Three Months Ended
	March 31, 2023
Investment Activity by Asset Class	Purchases	Percentage
Senior Secured First Lien Term Loan	$65,142	22.5%
Senior Secured Term Loan	—	—
Delayed Draw Term Loan	(15)	0%
Revolver	267	0.1%
Class A Units	3,500	1.2%

As of March 31, 2023, our investments consisted of the following:

	March 31, 2023
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$234,507		$236,381
Senior Secured Term Loan	48,171		48,660
Delayed Draw Term Loan	(188)	(1)	(15)	(1)
Revolver	340		562
Class A Preferred Units	3,500		3,500
Class A Units	250		250
Total	286,580		289,338

(1)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

As of December 31, 2022, our investments consisted of the following:

	December 31, 2022
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$172,783		$173,883
Senior Secured Term Loan	48,248		48,285
Delayed Draw Term Loan	(184)	(1)	(184)	(1)
Revolver	560		566
Class A Units	250		250
Total	221,657		222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The table below describes investments by industry composition based on fair value as of March 31, 2023:

	March 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$145,485	50.3%
Healthcare	59,101	20.4%
Franchising	48,548	16.8%
Technology & Telecommunications	36,204	12.5%
Total	$289,338	100%

The table below describes investments by industry composition based on fair value as of December 31, 2022:

	December 31, 2022
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100.0%

Results of Operations

The following table represents the operating results for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Total investment income	$7,564
Less: total expenses	(3,025)
Net investment income (loss)	4,539
Net change in unrealized gain (loss)	1,615
Net increase (decrease) in net assets resulting from operations	$6,154

Investment Income

Investment income for the three months ended March 31, 2023, were as follows:

Three Months Ended
March 31, 2023
Interest income	$7,564
Total investment income	$7,564

Expenses

Operating expenses for the three months ended March 31, 2023, were as follows:

Three Months Ended
March 31, 2023
Interest expense on line of credit	$1,282
Management fees	708
Interest expense on loans	339
Professional fees	246
Other general and administrative expenses	107
Amortization of deferred financing costs	90
Overhead expenses	90
Directors’ fees	75
Administration fees	55
Custody fees	33
Total expenses	$3,025

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and will file our tax return for the year ending December 31, 2022, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statement of Assets and Liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of March 31, 2023, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	—	(12)	12
Base Interest Rate	—	—
+100 Basis Points	2	47	(45)
+200 Basis Points	4	95	(91)
+300 Basis Points	6	142	(136)

Most of our investments will not have a readily available market price, and we (or through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA) will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See footnote 2 to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the 1934 Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,

as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of March 31, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 21, 2023 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation[1]
3.2	By-Laws[2]
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.

1 Previously filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement (File No. 000-56452) filed on July 29, 2022.

2 Previously filed as Exhibit 3.2 to the Company’s Form 10 Registration Statement (File No. 000-56452) filed on July 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightwood Capital Corporation I

Date: May 12, 2023	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: May 12, 2023	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer