Form 10-Q
period 2023-06-30
Brightwood Capital Corp I
filed 2023-08-11
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 OR

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

As of August 11, 2023 the registrant had 20,787,609 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITES

(dollars in thousands, except share and per share data)

	June 30, 2023 (1)	December 31, 2022 (1)
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $324,962 and $221,657, respectively)	$328,779	$222,800
Cash and cash equivalents	87,065	83,904
Interest and paydown receivable	3,092	1,955
Deferred financing costs	1,577	712
Total assets	$420,513	$309,371
Liabilities
Line of credit payable	$200,000	$100,000
Loans payable	—	53,803
Interest payable on line of credit	2,278	173
Interest payable on loans	—	500
Due to affiliates	465	125
Management fees payable (See Note 3)	819	421
Distributions payable	—	1,212
Directors’ fees payable (See Note 3)	120	120
Accounts payable and accrued expenses	550	523
Total liabilities	$204,232	$156,877
Commitments and contingencies (See Note 7)
Net Assets (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,787,609 and 15,150,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$208	$152
Paid-in-capital in excess of par value	207,208	151,274
Total distributable earnings (loss)	8,865	1,068
Total net assets	$216,281	$152,494
Total liabilities and net assets	$420,513	$309,371
Net asset value per share (See Note 9)	$10.40	$10.07
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 (1)	2023 (1)
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$9,138	$16,702
Dividend income	2	2
Total investment income	$9,140	$16,704
Expenses:
Interest expense on line of credit	$2,307	$3,588
Management fees	819	1,527
Overhead expenses	366	456
Professional fees	184	431
Other general and administrative expenses	177	284
Amortization of deferred financing costs	144	234
Administration fees	130	185
Directors’ fees	75	150
Interest expense on loans	39	378
Custody fees	37	70
Total expenses	4,278	7,303
Net investment income (loss)	4,862	9,401
Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	1,059	2,674
Total net realized and unrealized gain (loss) on investments	1,059	2,674
Net increase (decrease) in net assets resulting from operations	$5,921	$12,075
Per share data:
Net investment income (loss) per share	$0.24	$0.50
Net increase (decrease) in net assets resulting from operations per share	$0.29	$0.64
Weighted average common shares outstanding	20,580,522	18,770,348
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 (1)	2023 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,862	$9,401
Net change in unrealized appreciation (depreciation) on investments	1,059	2,674
Net increase in net assets resulting from operations	5,921	12,075
Shareholder distributions:
Distributions of investment income	(4,278)	(4,278)
Net increase (decrease) in net assets resulting from shareholder distributions	(4,278)	(4,278)
Capital share transactions:
Issuance of common shares, net	—	50,500
Reinvestments of Stockholder Distributions	4,278	5,490
Net increase in net assets resulting from capital share transactions	4,278	55,990
Total increase in net assets	5,921	63,787
Net assets, at beginning of period	210,360	152,494
Net assets, at end of period	$216,281	$216,281
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

Six Months Ended June 30,
2023 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,075
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(116,443)
Proceeds from principal repayments of investments and sales of investments and paydowns	13,824
Amortization of premium/accretion of discount, net	(682)
Interest income paid in kind	(4)
Net change in unrealized (appreciation) depreciation on investments	(2,674)
Amortization of deferred financing costs	234
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,136)
Increase (decrease) in payable to affiliates	340
Increase (decrease) in interest payable on line of credit	2,105
Increase (decrease) in interest payable on loans	(500)
Increase (decrease) in management fees payable	398
Increase (decrease) in accounts payable and accrued expenses	26
Net cash provided by (used in) operating activities	(92,437)
Cash flows from financing activities:
Proceeds from issuance of common shares	50,500
Proceeds from line of credit payable	218,000
Repayments on line of credit payable	(118,000)
Proceeds from loans payable	18,525
Repayments on loans payable	(72,328)
Deferred financing costs paid	(1,099)
Net cash provided by (used in) financing activities	95,598
Net increase (decrease) in cash and cash equivalents	3,161
Cash and cash equivalents, beginning of period	83,904
Cash and cash equivalents, end of period	$87,065
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$1,483
Cash paid during the period for interest on loans	$878
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	5,490
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

As of June 30, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Business Services
Athlete Buyer, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.00%			11.34%	4/26/2029	$7,000	$6,830	$6,830	3.2%
Athlete Buyer, LLC	(6)	Delayed Draw Term Loan	S +	6.00%			11.33%	4/26/2029	952	912	912	0.4%
Athlete Buyer, LLC	(6)	Revolver	S +	6.00%			11.34%	4/26/2029	132	92	92	0.0%
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	P +	5.75%			14.00%	10/7/2026	489	480	489	0.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%			11.95%	10/7/2026	8,915	8,535	8,915	4.1%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	P +	5.75%			14.00%	10/7/2026	5,512	5,274	5,511	2.5%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	6.84%			11.95%	11/3/2026	16,915	16,555	16,915	7.8%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			11.99%	6/23/2027	4,951	4,863	4,951	2.3%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.51%	11/1/2028	15,920	15,627	15,920	7.4%
Veradata Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.25%			11.45%	11/1/2028	750	735	750	0.3%
Veradata Holdings, LLC	(6)(8)(9)	Revolver	S +	6.25%			6.25%	11/1/2028	—	(4)	—	0.0%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.62%	12/13/2028	22,387	21,873	22,387	10.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver	S +	6.25%			6.25%	12/13/2028	—	(11)	—	0.0%
Total Business Services										81,761	83,672	38.6%
Franchising
CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan	S +	6.50%	11.89	% -	11.91%	6/17/2026	24,939	24,453	24,291	11.2%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.00%			10.86%	10/7/2028	13,705	13,403	13,705	6.3%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.50%			11.52%	10/7/2028	152	51	152	0.1%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%			11.16%	10/7/2028	67	56	67	0.0%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.00%			11.39%	12/23/2026	5,074	5,042	5,074	2.3%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.44%	10/30/2025	16,131	15,862	16,131	7.5%
North Haven USHC Acquisition, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	10/30/2025	—	(52)	—	0.0%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S +	6.50%	11.27	% -	11.67%	10/30/2025	826	808	826	0.4%
Firebirds Buyer, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.25%			11.64%	3/22/2028	13,345	13,093	13,345	6.2%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	3/22/2028	—	(10)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver	S +	6.25%			11.64%	3/22/2028	162	147	162	0.1%
Total Franchising										72,853	73,753	34.1%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

As of June 30, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Healthcare
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	7.00%			12.18%	2/23/2028	$18,952	$18,500	$18,952	8.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	S +	7.00%	12.25	% -	12.33%	2/23/2028	499	487	499	0.2%
Medical Management Holdings, LLC	(6)	Revolver	S +	7.00%	12.20	% -	12.33%	2/23/2028	500	491	500	0.2%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			11.84%	8/19/2027	22,016	21,918	22,016	10.2%
OPCO Borrower LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	8/19/2027	—	(11)	—	0.0%
YNWA Finco LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.45%	8/18/2027	9,812	9,812	9,812	4.5%
Zavation Medical Products, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.82%	6/30/2028	10,000	9,802	9,802	4.5%
Zavation Medical Products, LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	6/30/2028	—	(10)	(10)	0.0%
Total Healthcare										60,989	61,571	28.4%
Technology & Telecommunications
Essence Communications Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.95%	11/25/2027	11,414	11,213	11,414	5.3%
Essence Communications Inc.	(6)	Revolver	S +	6.75%	12.08	% -	12.29%	11/25/2027	6,500	6,324	6,500	3.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			12.09%	7/27/2027	24,250	23,923	24,250	11.2%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			11.25%	6/21/2027	9,900	9,817	9,900	4.6%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.93%	7/13/2027	19,001	18,681	19,001	8.8%
Total Technology &Telecommunications										69,958	71,065	32.9%
Transportation & Logistics
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.50%			11.00%	6/10/2027	9,925	9,925	9,925	4.6%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.58%	7/26/2027	24,809	24,726	24,003	11.1%
Total Transportation & Logistics										34,651	33,928	15.7%
Total Debt Investments										320,212	323,989	149.7%
Equity Investment
Business Services
BCVD Holdings, LLC	(6)(11)	Class A Units							250	250	290	0.2%
Healthcare												0.0%
Derm Holdings LLC	(6)(11)	Class A Preferred Units							527	3,500	3,500	1.6%
Zavation Medical Products, LLC	(6)(11)	Class A Membership Units							7	1,000	1,000	0.5%
Total Equity Investment										4,750	4,790	2.3%
Total Investments										$324,962	$328,779	152.0%
Cash Equivalents
First American Government Obligations Fund, Class X	(12)	Money Market Fund					5.01%		272	272	272	0.1%
Total Cash Equivalents										272	272	0.1%
Total Investments and cash equivalents										$325,234	$329,051	152.1%
Liabilities in Excess of Other Assets											(112,770)	(52.1)%
Net Assets											$216,281	100.0%
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

(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at June 30, 2023. As of June 30, 2023, the P was 8.25%. As of June 30, 2023, the effective rates for 1M S and 3M S are 5.14%, and 5.27%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $216,281 as of June 30, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC and pledged as collateral for the credit facility held through SPV-1.
(8)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.

(9)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(10)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(11)	Non-income producing.
(12)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

Brightwood Capital Corporation I

SCHEDULE OF INVESTMENTS

As of December 31, 2022

(dollars in thousands)

			Spread
			Above
			Reference		Interest			Maturity	Par	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)		Rate (4)			Date	Amount	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S +	6.75%			11.41%	10/7/2026	$8,960	$8,520	$8,520	5.6%
B2B Industrial Products, LLC	(6)	Senior Secured Term Loan	S +	5.75%			13.25%	10/7/2026	5,540	5,265	5,265	3.4%
John C. Cassidy Air Conditioning, Inc.	(6)	Senior Secured Term Loan	S +	6.00%			10.53%	12/23/2026	5,100	5,063	5,100	3.3%
KKSP Precision Machining LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.29%	6/23/2027	4,975	4,877	4,976	3.3%
Javelin Acquisition Vehicle, LLC	(6)	Senior Secured Term Loan	S +	7.12%			11.45%	11/3/2026	19,950	19,462	19,462	12.8%
IAM Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S +	5.50%			10.25%	6/10/2027	9,975	9,975	9,975	6.5%
Voice Comm, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.17%	7/13/2027	19,500	19,132	19,501	12.8%
Vehicle Management Services LLC	(6)	Senior Secured First Lien Term Loan	S +	6.25%			10.56%	7/26/2027	14,950	14,856	14,950	9.8%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			10.99%	11/1/2028	18,750	18,385	18,385	12.1%
Veradata Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.75%			6.75%	11/1/2028	—	(7)	(7)	(0.0)%
Veradata Holdings, LLC	(6)(8)(9)	Revolver	S +	6.75%			6.75%	11/1/2028	—	(5)	(5)	(0.0)%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.07%	12/13/2028	22,500	21,942	21,942	14.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver	S +	6.25%			6.25%	12/13/2028	—	(12)	(12)	(0.0)%
YNWA Finco LLC	(6)	Senior Secured Term Loan	S +	6.25%			10.69%	8/18/2027	9,938	9,938	9,938	6.5%
Total Business Services										137,391	137,990	90.5%
Franchising
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.08%	10/7/2028	13,774	13,441	13,441	8.8%
ESN Venture Holdings, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	10/7/2028	—	(114)	(114)	(0.1)%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%	11.05	%-	11.08%	10/7/2028	67	55	55	(0.0)%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.31%	10/30/2025	16,212	15,903	15,903	10.4%
North Haven USHC Acquisition, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	10/30/2025	—	(63)	(63)	(0.0)%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S +	6.50%	10.56	%-	11.13%	10/30/2025	495	474	474	0.3%
Total Franchising										29,696	29,696	19.4%
Healthcare
Shiftkey, LLC	(6)	Senior Secured First Lien Term Loan	S +	5.75%			10.59%	6/21/2027	9,950	9,856	9,950	6.5%
OPCO Borrower LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.18%	8/19/2027	13,664	13,597	13,664	9.0%
OPCO Borrower LLC	(6)	Revolver	S +	6.50%			10.87%	8/19/2027	250	244	250	0.1%
Total Healthcare										23,697	23,864	15.6%
Technology & Telecommunications
North Acquisition LLC	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.06%	7/27/2027	19,950	19,573	19,950	13.1%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.37%	11/25/2027	11,471	11,246	11,246	7.4%
Essence Communications Inc.	(6)(8)(9)	Revolver	S +	6.75%			6.75%	11/25/2027	—	(196)	(196)	(0.1)%
Total Technology & Telecommunications										30,623	31,000	20.4%
Total Debt Investments										221,407	222,550	145.9%
Equity Investments
Business Services
BCVD Holdings, LLC	(6)(10)	Class A Units							250	250	250	0.2%
Total Equity Investments										250	250	0.2%
Total Investments										$221,657	$222,800	146.1%
Cash Equivalents
First American Government Obligations Fund, Class X	(11)	Money Market					4.08%		4,164	4,164	4,164	2.7%
Total Cash Equivalents										4,164	4,164	2.7%
Total investments and cash equivalents										$225,821	$226,964	148.8%
Liabilities in Excess of Other Assets											(74,470)	(48.8)%
Net Assets											$152,494	100.0%

(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, the effective rates for 1M S and 3M S are 4.36%, and 4.59%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $152,494 as of December 31, 2022.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment that are pledged against the Company’s loan. See Note 6 “Borrowings”
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(9)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(10)	Non-income producing.
(11)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and six months ended June 30, 2023.

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

Revenue Recognition

Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of June 30, 2023, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the three and six months ended June 30, 2023, the Company did not recognize any structuring or other upfront fee revenue.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and six months ended June 30, 2023, zero and $4 PIK, respectively, has been recorded.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its consolidated financial statements.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the

Administration Agreement are expected to be made quarterly in arrears. For the three and six months ended June 30, 2023, the Company incurred expenses of $366 and $456, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2023 and December 31, 2022, $465 and $125, respectively, was payable to the Administrator.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and six months ended June 30, 2023, the Investment Adviser earned a base management fee of $819 and $1,527, respectively. As of June 30, 2023 and December 31, 2022, base management fees of $819 and $421, respectively, were payable.

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

For the three months and six months ended June 30, 2023, the Company incurred directors’ fees of $75  and $150, respectively. As of June 30, 2023 and December 31, 2022, directors’ fees of $120 and $120, respectively, were payable.

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

Other

For the six months ended June 30, 2023, Brightwood Loan Services LLC served as administrative agent for the following investments: Essence Communications Inc., IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023:

	As of June 30, 2023
	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured First Lien Term Loan	$264,508	$266,822	81.1%
Senior Secured Term Loan	45,699	46,717	14.2%
Delayed Draw Term Loan	2,123	2,313	0.7%
Revolver	7,882	8,137	2.5%
Class A Preferred Units	3,500	3,500	1.1%
Class A Units	250	290	0.1%
Class A Membership Units	1,000	1,000	0.3%
	$324,962	$328,779	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022:

	As of December 31, 2022
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$172,783	$173,883	78.0%
Senior Secured Term Loan	48,248	48,285	21.7%
Delayed Draw Term Loan(2)	(184)	(184)	(0.1)%
Revolver	560	566	0.3%
Class A Units	250	250	0.1%
Total	$221,657	$222,800	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of June 30, 2023:

	As of June 30, 2023
Industry Classification		Percentage
	Fair Value	of Portfolio
Business Services	$83,962	25.6%
Healthcare	66,071	20.1%
Franchising	73,753	22.4%
Technology & Telecommunications	71,065	21.6%
Transportation & Logistics	33,928	10.3%
	$328,779	100.0%

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

As of June 30, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$266,822	$—	$—	$266,822
Senior Secured Term Loan	46,717	—	—	46,717
Delayed Draw Term Loan	2,313	—	—	2,313
Revolver	8,137	—	—	8,137
Class A Preferred Units	3,500	—	—	3,500
Class A Units	290	—	—	290
Class A Membership Units	1,000	—	—	1,000
Total Investments	328,779	—	—	328,779
Cash Equivalents	272	272	—	—
Total Investments and cash equivalents	$329,051	$272	$—	$328,779

On June 30, 2023, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

As of December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$173,883	$—	$—	$173,883
Senior Secured Term Loan	48,285	—	—	48,285
Delayed Draw Term Loan(1)	(184)	—	—	(184)
Revolver	566	—	—	566
Class A Units	250	—	—	250
Total investments	222,800	—	—	222,800
Cash equivalents	4,164	4,164	—	—
Total investments and cash equivalents	$226,964	$4,164	$—	$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

On December 31, 2022, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

The following is a reconciliation for the six months ended June 30, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Period ended June 30, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A	Class A
	Lien Term	Term	Draw		Class A	Preferred	Membership
	Loan	Loan	Term Loan	Revolver	Units	Units	Units	Total
Fair value at beginning of period	173,883	48,285	(184)	566	250	—	—	222,800
Purchases	101,267	480	2,275	7,921	—	3,500	1,000	116,443
Accretion of discount (amortization of premium)	389	229	34	30	—	—	—	682
Sales and repayments	(9,934)	(3,259)	(1)	(630)	—	—	—	(13,824)
Unrealized gain (loss)	1,213	982	189	250	40	—	—	2,674
Paid in-kind interest	4	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	266,822	46,717	2,313	8,137	290	3,500	1,000	328,779
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	1,213	982	189	250	40	—	—	2,674

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2023, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$323,989	Discounted Cash Flows	Discount Rate	8.73%	18.14%
		Enterprise Value	EBITDA Multiple	4.50x	13.50x
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	4,790	Discounted Cash Flows	Discount Rate	15.50%	16.50%
		Enterprise Value	EBITDA Multiple	9.00x	14.50x
		Recent Acquisitions	N/A	N/A	N/A
Total investments	$328,779
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 208% and 252%, respectively. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of June 30, 2023 and December 31, 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2023 and December 31, 2022, the unamortized deferred financing costs related to the facility was $534 and $712, respectively, and was showing as an asset on the Consolidated Statement of Assets and Liabilities.

As of June 30, 2023 and December 31, 2022, there was zero undrawn portion on the line of credit provided by City National Bank. As of June 30, 2023 and December 31, 2022, the total outstanding balance under the credit agreement was $100,000 and this carrying value approximates fair value.

BCCI SPV-1 Credit Facility: On March 30, 2023, SPV-1, entered into a credit agreement, with the Investment Adviser as the Servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. SPV-1 is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from SPV-1. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2023, the unamortized deferred financing costs related to the facility was $1,043, and was showing as an asset on the Consolidated Statement of Assets and Liabilities.

As of June 30, 2023, there was no undrawn portion on the line of credit provided under this credit facility. As of June 30, 2023, the total outstanding balance under the credit agreement was $100,000, and this carrying value approximates fair value.

As of June 30, 2023 and December 31, 2022, the interest payable on line of credit related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility was $2,278 and $173, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility for the three months and six months ended June 30, 2023.

Three Months Ended
June 30, 2023
Interest expense on line of credit	$2,307
Amortization of deferred financing costs	$144
Weighted average interest rate	7.66%

Six Months Ended
June 30, 2023
Interest expense on line of credit	$3,588
Amortization of deferred financing costs	$234
Weighted average interest rate	7.38%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and six months ended June 30, 2023, the Company incurred fees of $39 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, zero and $500, respectively, was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, the Company had a loan payable balance of zero and $53,803, respectively, to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of June 30, 2023.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2023 and December 31, 2022, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of June 30, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Delayed Draw Term Loan	$1,940
Athlete Buyer, LLC	Revolver	1,520
ESN Venture Holdings, LLC	Delayed Draw Term Loan	4,574
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	3,500
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	649
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,605
North Haven USHC Acquisition, Inc.	Revolver	275
OPCO Borrower LLC	Revolver	2,500
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	500
Total Unfunded Commitments		$24,057

The following table details the Company’s unfunded commitments as of December 31, 2022:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	10,000
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	1,000
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$24,871

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of June 30, 2023 and December 31, 2022, the unfunded capital commitment from the investors was $151,500 and $202,000, of which $1,500 and $2,000, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21

On both payment dates above, all of the Company’s stockholders had their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
Net increase in net assets resulting from operations	$5,921		$12,075
Weighted average shares of common stock outstanding—basic and diluted	20,580,522	(1)	18,770,348	(2)
Net change in net assets resulting from operations per share—basic and diluted	$0.29		$0.64
(1)	The weighted average shares outstanding for the three months ended June 30, 2023, are based on the average of outstanding shares as of March 31, 2023 and June 30, 2023.
(2)	The weighted average shares outstanding for the six months ended June 30, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023 and June 30, 2023.

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

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. 2022 tax year remains subject to examination and adjustment by tax authorities.

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$10.07
Results of operations(2)
Net investment income(loss)	0.50
Net change in unrealized appreciation (depreciation)	0.14
Net increase (decrease) in net assets resulting from operations	0.64
Stockholder distributions from income	(0.21)
Capital share transactions
Issuance of common shares(3)	(0.09)
Reinvestment of stockholder distributions	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.10)
Net asset value, end of period	$10.40
Shares outstanding, end of period	20,787,609
Total return(4)	3.28%
Ratio/Supplemental Data:
Net assets, end of period	$216,281
Ratio of net investment income to average net assets(5)	9.10%
Ratio of operating expenses to average net assets(5)	6.69%
Portfolio turnover(6)	4.47%
Asset coverage ratio(7)	208%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is lower than the net asset value per share results in an decrease in net asset value per share.
(4)	The total return for the six months ended June 30, 2023 was calculated by taking the net asset value per share as of December 31, 2022, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on June 30, 2023.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months and six months ended June 30, 2023.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	20,373,434	$203,212	15,150,000	$151,500
Issuance of common shares	—	—	5,101,010	50,500
Reinvestments of stockholder distributions	414,175	4,278	536,599	5,490
Balance at end of period	20,787,609	$207,490	20,787,609	$207,490

13.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2023 and for the six months ended June 30, 2023.

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

Portfolio and Investment Activity

As of June 30, 2023, we had investments in 21 portfolio companies with an aggregate fair value of $328,779. As of December 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $222,800.

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2023:

Three Months Ended
Net Investment Activity	June 30, 2023
Purchases	$47,549
Sales and Repayments	(9,545)
Net Portfolio Activity	$38,004

Six Months Ended
Net Investment Activity	June 30, 2023
Purchases	$116,443
Sales and Repayments	(13,824)
Net Portfolio Activity	$102,619

	Three Months Ended
	June 30, 2023
Investment Activity by Asset Class	Purchases	Percentage
Senior Secured First Lien Term Loan	$36,125	76.0%
Senior Secured Term Loan	480	1.0%
Delayed Draw Term Loan	2,290	4.8%
Revolver	7,654	16.1%
Class A Units	—	0.0%
Class A Preferred Units	—	0.0%
Class A Membership Units	1,000	2.1%

	Six Months Ended
	June 30, 2023
Investment Activity by Asset Class	Purchases	Percentage
Senior Secured First Lien Term Loan	$101,267	87.0%
Senior Secured Term Loan	480	0.4%
Delayed Draw Term Loan	2,275	1.9%
Revolver	7,921	6.8%
Class A Units	—	0.0%
Class A Preferred Units	3,500	3.0%
Class A Membership Units	1,000	0.9%

As of June 30, 2023, our investments consisted of the following:

	June 30, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$264,508	$266,822
Senior Secured Term Loan	45,699	46,717
Delayed Draw Term Loan	2,123	2,313
Revolver	7,882	8,137
Class A Preferred Units	3,500	3,500
Class A Membership Units	1,000	1,000
Class A Units	250	290
Total	$324,962	$328,779

As of December 31, 2022, our investments consisted of the following:

	December 31, 2022
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$172,783		$173,883
Senior Secured Term Loan	48,248		48,285
Delayed Draw Term Loan	(184)	(1)	(184)	(1)
Revolver	560		566
Class A Units	250		250
Total	$221,657		$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The table below describes investments by industry composition based on fair value as of June 30, 2023:

	June 30, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$83,962	25.6%
Healthcare	66,071	20.1%
Franchising	73,753	22.4%
Technology & Telecommunications	71,065	21.6%
Transportation & Logistics	33,928	10.3%
Total	$328,779	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2022:

	December 31, 2022
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100.0%

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Total investment income	$9,140	$16,704
Less: total expenses	(4,278)	(7,303)
Net investment income (loss)	4,862	9,401
Net change in unrealized gain (loss)	1,059	2,674
Net increase (decrease) in net assets resulting from operations	$5,921	$12,075

Investment Income

Investment income for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest income	$9,138	$16,702
Dividend income	2	2
Total investment income	$9,140	$16,704

Expenses

Operating expenses for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense on line of credit	$2,307	$3,588
Management fees	819	1,527
Overhead Expenses	366	456
Professional fees	184	431
Other general and administrative expenses	177	284
Amortization of deferred financing costs	144	234
Administration fees	130	185
Directors’ fees	75	150
Interest expense on loans	39	378
Custody fees	37	70
Total expenses	$4,278	$7,303

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of June 30, 2023, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(1)	(1)	—
Base Interest Rate	—	—	—
+100 Basis Points	4	4	—
+200 Basis Points	8	7	1
+300 Basis Points	12	11	1

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of June 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 21, 2023 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: August 11, 2023	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: August 11, 2023	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer