Form 10-Q
period 2023-09-30
Brightwood Capital Corp I
filed 2023-11-09
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 OR

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

As of November 9, 2023 the registrant had 30,978,861 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022 (1)
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $376,381 and $221,657, respectively)	$380,839	$222,800
Cash and cash equivalents	63,344	83,904
Interest and paydown receivable	3,571	1,955
Deferred financing costs	1,431	712
Total assets	$449,185	$309,371
Liabilities
Line of credit payable	$170,000	$100,000
Loans payable	—	53,803
Interest payable on line of credit	2,918	173
Interest payable on loans	—	500
Due to affiliates	168	125
Management fees payable (See Note 3)	870	421
Distributions payable	—	1,212
Directors’ fees payable (See Note 3)	165	120
Accounts payable and accrued expenses	674	523
Total liabilities	$174,795	$156,877
Commitments and contingencies (See Note 7)
Net Assets (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 26,123,092 and 15,150,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$261	$152
Paid-in-capital in excess of par value	262,644	151,274
Total distributable earnings (loss)	11,485	1,068
Total net assets	$274,390	$152,494
Total liabilities and net assets	$449,185	$309,371
Net asset value per share (See Note 9)	$10.50	$10.07
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$11,695	$69	$28,397	$69
Dividend income	3	—	5	—
Other Income	141	—	141	—
Total investment income	$11,839	$69	$28,543	$69
Expenses:
Interest expense on line of credit	$3,216	$—	$6,804	$—
Management fees	870	11	2,397	11
Organizational expenses	—	154	—	399
Overhead expenses	168	—	624	—
Professional fees	159	265	590	265
Other general and administrative expenses	177	267	461	267
Amortization of deferred financing costs	146	—	380	—
Administration fees	50	46	235	46
Directors' fees	75	30	225	30
Interest expense on loans	—	—	378	—
Custody fees	11	—	81	—
Total expenses	4,872	773	12,175	1,018
Net investment income (loss)	6,967	(704)	16,368	(949)
Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	642	—	3,316	—
Total net realized and unrealized gain (loss) on investments	642	—	3,316	—
Net increase (decrease) in net assets resulting from operations	$7,609	$(704)	$19,684	$(949)
Per share data:
Net investment income (loss) per share	$0.30	$(0.07)	$0.80	$(0.09)
Net increase (decrease) in net assets resulting from operations per share	$0.32	$(0.07)	$0.96	$(0.09)
Weighted average common shares outstanding (See Note 9)	23,455,350	10,100,000	20,608,534	10,100,000
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,967	$(704)	$16,368	$(949)
Net change in unrealized appreciation (depreciation) on investments	642	—	3,316	—
Net increase (decrease) in net assets resulting from operations	7,609	(704)	19,684	(949)
Shareholder distributions:
Distributions of investment income	(4,989)	—	(9,267)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(4,989)	—	(9,267)	—
Capital share transactions:
Issuance of common shares, net	50,500	100,990	101,000	101,000
Reinvestments of stockholder distributions	4,989	—	10,479	—
Offering cost	—	(74)	—	(74)
Net increase in net assets resulting from capital share transactions	55,489	100,916	111,479	100,926
Total increase in net assets	58,109	100,212	121,896	99,977
Net assets, at beginning of period	216,281	(235)	152,494	—
Net assets, at end of period	$274,390	$99,977	$274,390	$99,977
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,684	$(949)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(179,211)	(54,000)
Proceeds from principal repayments of investments and sales of investments and paydowns	25,788	337
Amortization of premium/accretion of discount, net	(1,296)	(8)
Interest income paid in kind	(4)	—
Net change in unrealized (appreciation) depreciation on investments	(3,316)	—
Amortization of deferred financing costs	380	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,616)	(348)
Increase (decrease) in payable to affiliates	43	240
Increase (decrease) in accrued organizational expenses	—	363
Increase (decrease) in interest payable on line of credit	2,745	—
Increase (decrease) in interest payable on loans	(500)	—
Increase (decrease) in management fees payable	449	11
Increase (decrease) in directors' fees payable	45	30
Increase (decrease) in accounts payable and accrued expenses	151	311
Net cash provided by (used in) operating activities	(136,658)	(54,013)
Cash flows from financing activities:
Proceeds from issuance of common shares	101,000	101,000
Proceeds from line of credit payable	253,000	—
Repayments on line of credit payable	(183,000)	—
Proceeds from loans payable	18,525	—
Repayments on loans payable	(72,328)	—
Deferred financing costs paid	(1,099)	—
Offering cost	—	(74)
Net cash provided by (used in) financing activities	116,098	100,926
Net increase (decrease) in cash and cash equivalents	(20,560)	46,913
Cash and cash equivalents, beginning of period	83,904	—
Cash and cash equivalents, end of period	$63,344	$46,913
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense on line of credit	$4,059	$—
Cash paid during the period for interest on loans	$878	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$10,479	$—
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Business Services
Athlete Buyer, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.00%			11.49%	4/26/2029	$6,983	$6,821	$6,983	2.5%
Athlete Buyer, LLC	(6)	Delayed Draw Term Loan	S +	6.00%	11.47	% -	11.50%	4/26/2029	6,738	6,476	6,738	2.5%
Athlete Buyer, LLC	(6)(7)(8)	Revolver	S +	6.00%			6.00%	4/26/2029	—	(38)	—	0.0%
B2B Industrial Products, LLC	(6)(9)	Senior Secured Term Loan	S +	6.75%			12.27%	10/7/2026	8,893	8,543	8,893	3.2%
B2B Industrial Products, LLC	(6)(9)	Senior Secured Term Loan	P +	5.75%			14.25%	10/7/2026	5,987	5,759	5,987	2.2%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.50%			12.04%	8/25/2028	22,000	21,515	21,515	7.8%
Elevator Intermediate Holdings, Inc.	(6)(7)(8)	Delayed Draw Term Loan	S +	6.50%			6.50%	8/25/2028	—	(11)	(11)	0.0%
Elevator Intermediate Holdings, Inc.	(6)(7)(8)	Revolver	S +	6.50%			6.50%	8/25/2028	—	(20)	(20)	0.0%
Javelin Acquisition Vehicle, LLC	(6)(9)	Senior Secured Term Loan	S +	7.37%	12.69	% -	12.72%	11/3/2026	22,245	21,766	22,245	8.1%
KKSP Precision Machining LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.50%			12.05%	6/23/2027	4,938	4,857	4,938	1.8%
Veradata Holdings, LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.75%			12.18%	11/1/2028	18,609	18,331	18,609	6.8%
Veradata Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.75%			12.17%	11/1/2028	750	736	750	0.3%
Veradata Holdings, LLC	(6)(7)(8)	Revolver	S +	6.75%			6.75%	11/1/2028	—	(4)	—	0.0%
VHL Logistics, Inc.	(6)(9)	Senior Secured First Lien Term Loan	S +	6.25%			11.62%	12/13/2028	17,388	17,006	17,388	6.3%
VHL Logistics, Inc.	(6)(7)(8)	Revolver	S +	6.25%			6.25%	12/13/2028	—	(11)	—	0.0%
Total Business Services										111,726	114,015	41.5%
Franchising
CDM Fitness Holdings, LLC	(6)(9)(10)	Senior Secured First Lien Term Loan	S +	6.50%			12.04%	6/17/2026	24,939	24,495	24,578	9.0%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.00%			11.39%	10/7/2028	13,670	13,383	13,670	5.0%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.00%	11.02	% -	11.43%	10/7/2028	434	345	434	0.2%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.00%			11.39%	10/7/2028	67	56	67	0.0%
John C. Cassidy Air Conditioning, Inc.	(6)(9)	Senior Secured Term Loan	S +	6.00%			11.64%	12/23/2026	5,062	5,032	5,062	1.8%
North Haven USHC Acquisition, Inc.	(6)(9)	Senior Secured First Lien Term Loan	S +	6.25%			11.44%	10/30/2025	16,090	15,851	16,090	5.9%
North Haven USHC Acquisition, Inc.	(6)(7)(8)	Delayed Draw Term Loan	S +	6.25%			6.25%	10/30/2025	—	(46)	—	0.0%
North Haven USHC Acquisition, Inc.	(6)	Revolver	S +	6.50%	11.41	% -	12.00%	10/30/2025	1,101	1,085	1,101	0.4%
Firebirds Buyer, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.25%			11.79%	3/22/2028	13,311	13,073	13,311	4.9%
Firebirds Buyer, LLC	(6)(7)(8)	Delayed Draw Term Loan	S +	6.25%			6.25%	3/22/2028	—	(9)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver	S +	6.25%			11.79%	3/22/2028	162	148	162	0.1%
Total Franchising										73,413	74,475	27.3%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

As of September 30, 2023

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Healthcare
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	7.25%	12.82	% -	12.89%	2/23/2028	$20,774	$20,309	$20,774	7.6%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	S +	7.25%	12.88	% -	12.89%	2/23/2028	497	486	497	0.2%
OPCO Borrower LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.50%			11.99%	8/19/2027	21,200	21,112	21,200	7.7%
OPCO Borrower LLC	(6)(7)(8)	Revolver	S +	6.50%			6.50%	8/19/2027	—	(10)	—	0.0%
Sandlot Buyer, LLC	(6)	Senior Secured Term Loan	S +	6.00%			11.52%	9/19/2028	25,000	24,269	24,269	8.8%
YNWA Finco LLC	(6)(9)	Senior Secured Term Loan	S +	6.25%			11.68%	8/18/2027	9,750	9,750	9,438	3.4%
Zavation Medical Products, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			12.01%	6/30/2028	9,975	9,787	9,975	3.6%
Zavation Medical Products, LLC	(6)	Revolver	S +	6.50%	11.99	% -	12.01%	6/30/2028	70	61	70	0.0%
Total Healthcare										85,764	86,223	31.3%
Technology & Telecommunications
Essence Communications Inc.	(6)(9)	Senior Secured First Lien Term Loan	S +	6.75%			12.17%	11/25/2027	11,385	11,196	11,385	4.1%
Essence Communications Inc.	(6)	Revolver	S +	6.75%	12.18	% -	12.29%	11/25/2024	2,885	2,770	2,885	1.1%
North Acquisition LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.75%			12.37%	7/27/2027	24,250	23,943	23,942	8.7%
Shiftkey, LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	5.75%			11.40%	6/21/2027	9,875	9,797	9,875	3.6%
Voice Comm, LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.75%			12.17%	7/13/2027	18,750	18,454	18,604	6.8%
Total Technology &Telecommunications										66,160	66,691	24.3%
Transportation & Logistics
IAM Acquisition LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	5.50%			11.17%	6/10/2027	9,900	9,900	9,900	3.6%
Vehicle Management Services LLC	(6)(9)	Senior Secured First Lien Term Loan	S +	6.25%			11.86%	7/26/2027	24,747	24,668	24,747	9.0%
Total Transportation & Logistics										34,568	34,647	12.6%
Total Debt Investments										371,631	376,051	137.0%
Equity Investment
Business Services
BCVD Holdings, LLC	(6)(11)	Class A Units							250	250	288	0.1%
												0.0%
Healthcare												0.0%
Derm Holdings LLC	(6)(11)	Class A Preferred Units							527	3,500	3,500	1.3%
Zavation Medical Products, LLC	(6)(11)	Class A Membership Units							7	1,000	1,000	0.4%
Total Equity Investment										4,750	4,788	1.8%
Total Investments										$376,381	$380,839	138.8%
Cash Equivalents
First American Government Obligations Fund, Class X	(12)	Money Market Fund					5.26%		1,027	1,027	1,027	0.4%
Total Cash Equivalents										1,027	1,027	0.4%
Total Investments and cash equivalents										$377,408	$381,866	139.2%
Liabilities in Excess of Other Assets											(107,476)	(39.2)%
Net Assets											$274,390	100.0%
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

(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at September 30, 2023. As of September 30, 2023, the P was 8.50%. As of September 30, 2023, the effective rates for 1M S and 3M S are 5.32%, and 5.27%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $274,390 as of September 30, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(8)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(9)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC and pledged as collateral for the credit facility held through SPV-1.
(10)	Cost includes accrual of interest income paid in-kind ("PIK"). See Note 2 “Summary of Significant Accounting Policies.
(11)	Non-income producing.
(12)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

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

Investment Valuation

The Company’s investments will be valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s Board has designated the Investment Adviser as the Company’s “valuation designee”. The Company’s Board and the audit committee of the Board, which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and nine months ended September 30, 2023.

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

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Consolidated Statements of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares.

Revenue Recognition

Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of September 30, 2023, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and nine months ended September 30, 2023, $41 amendment fee income and $100 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and nine months ended September 30, 2023, zero and $4 PIK, respectively, has been recorded. For the three and nine months ended September 30, 2022, no PIK interest has been recorded.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s line of credit. These costs are deferred and amortized over the life of the related debt instrument and are included in amortization of deferred financing costs on the Consolidated Statements of Operations. Unamortized deferred financing costs are presented on the Consolidated Statements of Assets and Liabilities as an asset.

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and will file its tax return for the year ending December 31, 2022, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statements of Assets and Liabilities of the Company.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and nine months ended September 30, 2023, the Company incurred expenses of $168 and $624, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of September 30, 2023 and December 31, 2022, $168 and $125, respectively, was payable to the Administrator. For the three and nine months ended September 30, 2022, the Company incurred expenses of $329 and $603, respectively, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and nine months ended September 30, 2023, the Investment Adviser earned a base management fee of $870 and $2,397, respectively. For the three and nine months ended September 30, 2022, the Investment Adviser earned a base management fee of $11. As of September 30, 2023 and December 31, 2022, base management fees of $870 and $421, respectively, were payable.

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company’s Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

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

For the three and nine months ended September 30, 2023, the Company incurred directors’ fees of $75  and $225, respectively. For the three and nine months ended September 30, 2022, the Company incurred directors’ fees of $30. As of September 30, 2023 and December 31, 2022, directors’ fees of $165 and $120, respectively, were payable.

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

Other

For the nine months ended September 30, 2023, Brightwood Loan Services LLC served as administrative agent for the following investments: Elevator Intermediate Holdings, Inc., Essence Communications Inc., IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023:

	As of September 30, 2023
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$268,647	$287,484	75.5%
Senior Secured Term Loan	90,970	75,894	19.9%
Delayed Draw Term Loan	7,977	8,408	2.2%
Revolver	4,037	4,265	1.1%
Class A Preferred Units	3,500	3,500	0.9%
Class A Membership Units	1,000	1,000	0.3%
Class A Units	250	288	0.1%
	$376,381	$380,839	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022:

	As of December 31, 2022
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$172,783	$173,883	78.0%
Senior Secured Term Loan	48,248	48,285	21.7%
Delayed Draw Term Loan(2)	(184)	(184)	(0.1)%
Revolver	560	566	0.3%
Class A Units	250	250	0.1%
Total	$221,657	$222,800	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of September 30, 2023:

	As of September 30, 2023
Industry Classification		Percentage
	Fair Value	of Portfolio
Business Services	$114,303	30.0%
Healthcare	90,723	23.8%
Franchising	74,475	19.6%
Technology & Telecommunications	66,691	17.5%
Transportation & Logistics	34,647	9.1%
Total	$380,839	100.0%

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

As of September 30, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$287,484	$—	$—	$287,484
Senior Secured Term Loan	75,894	—	—	75,894
Delayed Draw Term Loan	8,408	—	—	8,408
Revolver	4,265	—	—	4,265
Class A Preferred Units	3,500	—	—	3,500
Class A Units	288	—	—	288
Class A Membership Units	1,000	—	—	1,000
Total Investments	380,839	—	—	380,839
Cash Equivalents	1,027	1,027	—	—
Total Investments and cash equivalents	$381,866	$1,027	$—	$380,839

On September 30, 2023, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

As of December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$173,883	$—	$—	$173,883
Senior Secured Term Loan	48,285	—	—	48,285
Delayed Draw Term Loan(1)	(184)	—	—	(184)
Revolver	566	—	—	566
Class A Units	250	—	—	250
Total investments	222,800	—	—	222,800
Cash equivalents	4,164	4,164	—	—
Total investments and cash equivalents	$226,964	$4,164	$—	$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

On December 31, 2022, the Investment Adviser valued some of the Company’s investments by using the acquisition price of those investments.

The following is a reconciliation for the nine months ended September 30, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the nine months ended September 30, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A	Class A
	Lien Term	Term	Draw		Class A	Preferred	Membership
	Loan	Loan	Term Loan	Revolver	Units	Units	Units	Total
Fair value at beginning of period	$173,883	$48,285	$(184)	$566	$250	$—	$—	$222,800
Purchases	127,019	30,506	8,109	9,077	—	3,500	1,000	179,211
Accretion of discount (amortization of premium)	773	344	71	108	—	—	—	1,296
Sales and repayments	(16,079)	(3,980)	(20)	(5,709)	—	—	—	(25,788)
Unrealized gain (loss)	1,884	739	432	223	38	—	—	3,316
Paid in-kind interest	4	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$287,484	$75,894	$8,408	$4,265	$288	$3,500	$1,000	$380,839
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,884	$739	$432	$223	$38	$—	$—	$3,316

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2023.

The following is a reconciliation for the nine months ended September 30, 2022, of investment for which significant unobservable inputs (Level 3) were used in determining fair value :

Nine Months Ended
September 30, 2022
Senior Secured Loans-First Lien
Fair value at beginning of Period	$—
Purchases	54,000
Accretion of discount (amortization of premium)	8
Sales and repayments	(337)
Net transfer in or out of Level 3	—
Fair value at end of period	$53,671
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$—

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2022.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2023, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$376,051	Discounted Cash Flows	Discount Rate	7.77%	14.06%
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	4,788	Enterprise Value	EBITDA Multiple	9.25x	15.00x
		Recent Acquisitions	N/A	N/A	N/A
Total investments	$380,839
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 261% and 252%, respectively. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of September 30, 2023 and December 31, 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2023 and December 31, 2022, the unamortized deferred financing costs related to the facility was $443 and $712, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2023 and December 31, 2022, there was $30,000 and $0 undrawn portion, respectively, on the line of credit provided by City National Bank. As of September 30, 2023 and December 31, 2022, the total outstanding balance under the credit agreement was $70,000 and $100,000, respectively and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2023, the unamortized deferred financing costs related to the facility was $988, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2023, there was no undrawn portion on the line of credit provided under this credit facility. As of September 30, 2023, the total outstanding balance under the credit agreement was $100,000, and this carrying value approximates fair value.

As of September 30, 2023 and December 31, 2022, the interest payable on line of credit related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility was $2,918 and $173, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility for the three months and nine months ended September 30, 2023.

Three Months Ended
September 30, 2023
Interest expense on line of credit	$3,216
Amortization of deferred financing costs	$146
Weighted average interest rate	7.90%

Nine Months Ended
September 30, 2023
Interest expense on line of credit	$6,804
Amortization of deferred financing costs	$380
Weighted average interest rate	7.55%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and nine months ended September 30, 2023, the Company incurred fees of $0 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, zero and $500, respectively, was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of September, 2023 and December 31, 2022, the Company had a loan payable balance of zero and $53,803, respectively, to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of September 30, 2023.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2023 and December 31, 2022, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of September 30, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Delayed Draw Term Loan	$3,345
Athlete Buyer, LLC	Delayed Draw Term Loan	6,248
Athlete Buyer, LLC	Revolver	1,652
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	4,290
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	7,115
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	649
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
OPCO Borrower LLC	Revolver	2,500
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	430
Total Unfunded Commitments		$36,829

The following table details the Company’s unfunded commitments as of December 31, 2022:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	10,000
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	1,000
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$24,871

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of September 30, 2023 and December 31, 2022, the unfunded capital commitment from the investors was $101,000 and $202,000, of which $1,000 and $2,000, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24

On all payment dates above, all of the Company’s stockholders had their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Net increase (decrease) in net assets resulting from operations	$7,609		$(704)		$19,684		$(949)
Weighted average shares of common stock outstanding—basic and diluted	23,455,350	(1)	10,100,000	(2)	20,608,534	(3)	10,100,000	(2)
Net change in net assets resulting from operations per share—basic and diluted	$0.32		$(0.07)		$0.96		$(0.09)
(1)	The weighted average shares outstanding for the three months ended September 30, 2023, are based on the average of outstanding shares as of June 30, 2023 and September 30, 2023.
(2)	The weighted average shares outstanding for the three and nine months ended September 30, 2022, are based on the assumption that the number of shares issued in the Formation Transactions and Offering in June and September 2022 (10,100,000 shares of Common Stock) had been issued on January 1, 2022.
(3)	The weighted average shares outstanding for the nine months ended September 30, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023.

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

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. The 2022 tax year remains subject to examination and adjustment by tax authorities.

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022 (8)
Per share data: (1)
Net asset value, beginning of period	$10.07	$10.00
Results of operations (2)
Net investment income (loss)	0.80	(0.09)
Net change in unrealized appreciation (depreciation)	0.16	—
Net increase (decrease) in net assets resulting from operations (2)	0.96	(0.09)
Stockholder distributions from income	(0.45)	—
Capital share transactions	—	—
Issuance of common shares (3)	(0.07)	—
Reinvestment of stockholder distributions	(0.01)	—
Offering cost	—	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.08)	(0.01)
Net asset value, end of period	$10.50	$9.90
Shares outstanding, end of period	26,123,092	10,100,000
Total return (4)	4.27%	(1.00)%
Ratio/Supplemental data:
Net assets, end of period	$274,390	$99,977
Ratio of net investment income to average net assets (5)	9.46%	(1.13)%
Ratio of operating expenses to average net assets (5)	6.88%	(1.23)%
Portfolio turnover (6)	7.74%	0.63%
Asset coverage ratio (7)	261%	N/A
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is lower than the net asset value per share results in an decrease in net asset value per share.
(4)	The total return for the nine months ended September 30, 2023 was calculated by taking the increase of net asset value per share from December 31, 2022 to September 30, 2023, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2022.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.

(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the period from September 26, 2022 (Commencement of Operations) through September 30, 2022.

12.Share Transactions

The following table summarizes the total shares issued for the three months and nine months ended September 30, 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	20,787,609	$207,490	1,000	$10	15,150,000	$151,500	—	$—
Issuance of common shares	4,855,769	50,500	10,099,000	100,990	9,956,779	101,000	10,100,000	101,000
Reinvestments of stockholder distributions	479,714	4,989	—	—	1,016,313	10,479	—	—
Balance at end of period	26,123,092	$262,979	10,100,000	$101,000	26,123,092	$262,979	10,100,000	$101,000

13.Subsequent Events

On October 4, 2023, SPV-1, entered into a first amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The facility amount committed increased to $155,000 which is reallocated among KeyBank National Association, Live Oak Bank, First Foundation Bank and First-Citizens Bank & Trust Company.

On October 24, 2023, the Company delivered capital call notices to the investors to issue and sell 4,855,769 shares of Common Stock for an aggregate offering price of $50,500. This capital call was received on November 7, 2023.

On October 31, 2023, SPV-1, entered into a joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Optum Bank, Inc., is $20,000. This increased the facility amount committed to $175,000.

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

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

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

Portfolio and Investment Activity

As of September 30, 2023, we had investments in 23 portfolio companies with an aggregate fair value of $380,839. As of December 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $222,800.

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Investment Activity	2023	2022	2023	2022
Purchases	$62,768	$54,000	$179,211	$54,000
Sales and Repayments	(11,964)	(337)	(25,788)	(337)
Net Portfolio Activity	$50,804	$53,663	$153,423	$53,663

	Three Months Ended September 30,
	2023		2022
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$25,751	41.0%	$54,000	100%
Senior Secured Term Loan	30,026	47.9%	—	—%
Delayed Draw Term Loan	5,835	9.3%	—	—%
Revolver	1,156	1.8%	—	—%
Class A Units	—	0.0%	—	—%
Class A Preferred Units	—	0.0%	—	—%
Class A Membership Units	—	0.0%	—	—%

	Nine Months Ended September 30,
	2023		2022
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$127,018	70.9%	$54,000	100%
Senior Secured Term Loan	30,506	17.0%	—	—%
Delayed Draw Term Loan	8,110	4.5%	—	—%
Revolver	9,077	5.1%	—	—%
Class A Units	—	0.0%	—	—%
Class A Preferred Units	3,500	1.9%	—	—%
Class A Membership Units	1,000	0.6%	—	—%

As of September 30, 2023, our investments consisted of the following:

	September 30, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$268,647	$287,484
Senior Secured Term Loan	90,970	75,894
Delayed Draw Term Loan	7,977	8,408
Revolver	4,037	4,265
Class A Preferred Units	3,500	3,500
Class A Membership Units	1,000	1,000
Class A Units	250	288
Total	$376,381	$380,839

As of December 31, 2022, our investments consisted of the following:

	December 31, 2022
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$172,783		$173,883
Senior Secured Term Loan	48,248		48,285
Delayed Draw Term Loan	(184)	(1)	(184)	(1)
Revolver	560		566
Class A Units	250		250
Total	$221,657		$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The table below describes investments by industry composition based on fair value as of September 30, 2023:

	September 30, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$114,303	30.0%
Healthcare	90,723	23.8%
Franchising	74,475	19.6%
Technology & Telecommunications	66,691	17.5%
Transportation & Logistics	34,647	9.1%
Total	$380,839	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2022:

	December 31, 2022
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100.0%

Asset Quality

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Investment Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
●	review of monthly and quarterly financial statements and financial projections for portfolio companies;
●	contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
●	comparisons to other companies in the industry; and
●	attendance and participation in board meetings.

As part of the monitoring process, the Investment Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 10. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to the ones used by our competitors. Our assessment is based on the following categories:

1.	Performing - Superior: Borrower is performing significantly above Management Case.
2.	Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.	Performing - Low Risk: Borrower is operating well ahead of the Brightwood Base Case to slightly below the Management Case.
4.	Performing - Stable Risk: Borrower is operating at or near the Brightwood Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.	Performing - Management Notice: Borrower is operating below the Brightwood Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.	Performing - Low Maintenance: Borrower is operating below the Brightwood Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.	Watch List - Medium Maintenance: Borrower is operating well below the Brightwood Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating of 6 and above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.	Watch List - High Maintenance: Borrower is operating well below the Brightwood Base Case. Liquidity may be strained. Covenant default is imminent or it may have already occurred. Payments are current, but there is high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.	Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default is very likely in the short term unless creditors grant some relief. Loss of principal is possible.
10.	Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative, that loss of some or all principal is probable.

The following table shows the composition of our portfolio on the 1 to 10 investment performance rating scale. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	As of			As of
	September 30, 2023			December 31, 2022
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$21,200	5.6%	1	$—	—	—
3	9,900	2.6%	1	—	—	—
4	286,843	75.3%	17	217,824	97.8%	15
5	53,458	14.0%	3	4,976	2.2%	1
6	9,438	2.5%	1	—	—	—
Total	$380,839	100.0%	23	$222,800	200.0%	16

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$11,839	$69	$28,543	$69
Less: total expenses	(4,872)	(773)	(12,175)	(1,018)
Net investment income (loss)	6,967	(704)	16,368	(949)
Net change in unrealized gain (loss)	642	—	3,316	—
Net increase (decrease) in net assets resulting from operations	$7,609	$(704)	$19,684	$(949)

Investment Income

Investment income for the three and nine months ended September 30, 2023 and September 30, 2022, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income	$11,695	$69	$28,397	$69
Dividend income	3	—	5	—
Other Income	141	—	141	—
Total investment income	$11,839	$69	$28,543	$69

For the three and nine months ended September 30, 2023, we generated investment income of $11,839 and $28,543, respectively, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 23 portfolio companies held during the period. For the three and nine months ended September 30, 2022, we generated investment income of $69, consisting primarily of interest income on investments in senior secured first lien term loan of 4 portfolio companies held during the period. Note that there were no material activities before the initial funding was received on September 26, 2022. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR and LIBOR rates during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and September 30, 2022, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense on line of credit	$3,216	$—	$6,804	$—
Management fees	870	11	2,397	11
Organizational expenses	—	154	—	399
Overhead expenses	168	—	624	—
Professional fees	159	265	590	265
Other general and administrative expenses	177	267	461	267
Amortization of deferred financing costs	146	—	380	—
Administration fees	50	46	235	46
Directors' fees	75	30	225	30
Interest expense on loans	—	—	378	—
Custody fees	11	—	81	—
Total expenses	$4,872	$773	$12,175	$1,018

The increase in interest expense during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily the result of the new borrowings under the credit agreement with CNB revolving credit facility on December 23, 2022 and the credit agreement with SPV-1 credit facility on March 30, 2023.

For the three and nine months ended September 30, 2023, we incurred management fees of $870 and $2,397, respectively. For the three and nine months ended September 30, 2022, we incurred management fees of $11. The increase in management fees was driven by growing gross assets under management.

Note that there were no material activities before the initial funding was received on September 26, 2022.

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and will file our tax return for the year ending December 31, 2022, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statements of Assets and Liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of September 30, 2023, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(9)	(2)	(7)
Base Interest Rate	—	—	—
+100 Basis Points	37	8	29
+200 Basis Points	74	16	58
+300 Basis Points	111	25	86

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of September 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 21, 2023 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: November 9, 2023	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: November 9, 2023	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer