Form 10-K
period 2023-12-31
Brightwood Capital Corp I
filed 2024-03-21
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The issuer had 37,461,609 shares of common stock, $0.01 par value per share, outstanding as of March 21, 2024.

Brightwood Capital Corporation I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

●	the Company’s future operating results;
●	possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health crises, such as the Coronavirus (“COVID-19”) pandemic or similar pandemic;
●	lack of sufficient investment opportunities;
●	volatility of leveraged loan markets;
●	risk of borrower default;
●	the restricted nature of investment positions;
●	the illiquid nature of our portfolio;
●	interest rate volatility;
●	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;
●	the impact of increased competition;
●	the Company’s contractual arrangements and relationships with third parties;
●	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

●	the ability of the Company’s prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of the Investment Adviser;
●	the ability of the Investment Adviser and its affiliates to retain talented professionals;
●	the Company’s expected financings and investments;
●	the Company’s ability to pay dividends or make distributions;
●	the adequacy of the Company’s cash resources;
●	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;
●	the impact of future acquisitions and divestitures;
●	the Company’s regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”); and
●	future changes in laws or regulations and conditions in the Company’s operating areas.

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

Risks Relating to our Business and Structure

●	We are a newly formed company and have little operating history.
●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
●	We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA plans.
●	There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value.
●	The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.
●	We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.
●	Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
●	Changes in interest rates and inflation may affect our cost of capital and net investment income.

Risks Relating to our Operations

●	Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth.
●	Our ability to enter into transactions with our affiliates is restricted.
●	The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
●	Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.
●	Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.
●	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

Risks Relating to the Company’s Investments

●	Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Risks Relating to our Securities

●	Investing in our common stock may involve an above average degree of risk.
●	To the extent original issue discount instruments, such as zero-coupon bonds and PIK loans, constitute a significant portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
●	Although, we do not intend to do so, if we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

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

We primarily invest in portfolio companies in the form of first lien senior secured loans (including any related warrants or other equity securities of such portfolio companies). These senior secured loans typically provide for cash interest and amortization payments throughout the life of the loan. We generally obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. We do not intend to invest in second lien or mezzanine debt investments. We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the Investment Company Act of 1940, as amended (the “1940 Act”). These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors (the “Board”) has oversight responsibility for our investment activities, including our investment in any such subsidiary, and our role as sole shareholder of any such subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We “look through” any such subsidiary to determine compliance with our investment policies, and generally expect to consolidate any such wholly-owned subsidiary for purposes of our consolidated financial statements and compliance with the 1940 Act. Furthermore, we comply, and intend to continue complying, with the current requirements under the Internal Revenue Code of 1986, as amended (the “Code”) for income derived from our investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

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

Investment Objective and Strategy

We have adopted the following business strategies to achieve our investment objectives:

●	target middle market private companies underserved by traditional capital sources;
●	largely focus on five areas of industry, or “core verticals”, in which we will invest – business services, franchising, healthcare, technology and telecommunications, and transportation and logistics;
●	directly originate opportunities through the Investment Adviser’s proprietary investment platform rather than rely solely on the mainstream broker/dealer channel;
●	concentrate capital in secured term loans to generate current income with strong downside protection; and
●	capture origination fees and other fee income to increase the total return.

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
●
The Investment Team (the personnel at the Investment Adviser engaged in the investment process) obtains investment opportunities from many sources that are carefully reviewed and screened against its proprietary metrics to determine whether they merit further consideration.

Underwriting
●
The Investment Team conducts due diligence and analysis of investment opportunities.
●
Any of Brightwood’s Network Advisers engaged by the Investment Adviser from among its limited partners with operating expertise in its target markets or other industry contacts participate in diligence process.
●
The Investment Committee provides majority consent on all investments
●
Moody’s, S&P or DBRS provide credit estimates for investment opportunities.

Monitoring	● The Risk Team performs ongoing portfolio monitoring. ● Third party valuation services provide Valuation Ranges for each portfolio investment on a quarterly basis.
Exits	● The Chief Credit Officer oversees all workouts and restructurings.

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

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of its investments, which include the following:

●	assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;
●	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
●	comparisons to other Investment Adviser portfolio companies in the industry, if any;
●	attendance at, and participation in, board meetings and lender’s calls; and
●	review of quarterly financial statements and financial projections for portfolio companies.

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

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
●	is organized under the laws of, and has its principal place of business in, the United States;
●	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
●	satisfies any of the following:
●	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
●	Securities of any eligible portfolio company that we control.
●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.
●	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

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

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. We are required to file annual reports, quarterly reports, current reports, proxy statements and other information meeting the informational requirements of the 1934 Act with the SEC. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. Stockholders and the public may also view materials the Company files with the SEC free of charge by contacting the Company’s investor relations department at gp@brightwoodlp.com. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

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

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To maintain our status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our status to be taxed as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

●	maintain our status as a RIC; and
●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to maintain our status as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

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

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to maintain our status as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships”, or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

The remainder of this discussion assumes that we maintain our status as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Maintain Our Status as a RIC

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

To the extent we are not treated as a “publicly offered regulated investment company” within the meaning of Section 67(c)(2) of the Code and the Treasury Regulations issued thereunder, certain “affected investors” would be limited in their ability to deduct, for federal income tax purposes, their allocable share of our “affected RIC expenses.” In particular, “affected RIC expenses” will be deductible by the “affected investors” only to the extent they exceed 2% of such a stockholder’s adjusted gross income after 2025 and will not be deductible at all before then, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. To be treated as a “publicly offered regulated investment company” for this purpose, our shares would need to be (i) continuously offered pursuant to a public offering,(ii) regularly traded on an established securities market, or (iii) held by at least 500 stockholders at all times during the applicable taxable year. Investors that would be subject to the deductibility limitations under these rules include stockholders that are (i) individuals (other than nonresident aliens whose do not treat income from us as effectively connected with the conduct of a U.S. trade or business), (ii) persons such as trusts or estates that compute their income in the same manner as an individual, (iii) and pass-through entities that have one or more partners or members that are described in clauses (i) or (ii). Under temporary Treasury Regulations, such “affected RIC expenses” include those expenses allowed as a deduction in determining our investment company taxable income, less (among other items) registration fees, directors’ fees, transfer agent fees, certain legal and accounting fees and expenses associated with legally required stockholders communications. The temporary Treasury Regulations permit, and we made an election to treat 40% of our expenses net of interest expense and certain taxes, charitable deductions and amortizable bond premium, if any, as affected RIC expenses. Stockholders that would be treated as “affected investors” should consult their own tax advisors concerning the applicability such rules to their investment in our shares.

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

The Company collects information from its stockholders when they enter into subscription agreements to purchase shares. We may also collect information from investor questionnaires, W-9’s and other applications or forms that stockholders complete. This information may include items such as a stockholder’s name, address, e-mail address, social security number, birth date, annual income, net worth, marital status, investment risk tolerance, financial account information, and other non-public personal information.

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

Risks of Conflicts

Recently, various countries have seen significant internal conflicts, acts of war, terrorism or other political developments that have had or may have an adverse impact on the securities markets of the countries concerned. Examples include Russia’s invasion of Ukraine in February 2022 and corresponding events, which have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted.

In addition, the Israel-Hamas war, and resulting market volatility, could also adversely affect the Company’s business, operating results and financial condition. The extent and duration or escalation of the war and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from the Israel-Hamas war and any future conflict or resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, including COVID-19. Any public health emergency has the potential to adversely impact our business and the businesses of our portfolio companies.

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

We are generally not permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to our Exemptive Orders.

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

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser is supported by a team, which as of April 2023 consisted of over approximately 60 employees to fulfill its obligations to us under the Investment Advisory Agreement. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

●	The Annual Distribution Requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. To the extent we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to certain corporate-level U.S. federal income tax (and any applicable state and local taxes).
●	The source-of-income requirement will be satisfied if at least 90% of our allocable share of our gross income for each year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Investments in middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

●	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
●	may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
●	may be targets of cybersecurity or other technological risks;
●	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
●	generally have less publicly available information about their businesses, operations and financial condition.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we (or an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	a comparison of the portfolio company’s securities to publicly traded securities;
●	the enterprise value of a portfolio company;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments and its earnings and discounted cash flow;
●	the markets in which the portfolio company does business; and
●	changes in the interest rate environment, inflation and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Investment Adviser and other third-party service providers. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Investment Adviser has engaged a managed service provider to provide comprehensive information technology services (the “IT MSP”), including services related to cybersecurity. The Investment Adviser, in conjunction with IT MSP, has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser, in conjunction with IT MSP, actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Investment Adviser to engage external experts, including the IT MSP and cybersecurity consultants, to evaluate cybersecurity measures, including those applicable to the Company.

The Company relies on the Investment Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives updates from the Company’s Chief Compliance Officer (“CCO”) regarding the overall state of the Investment Adviser’s cybersecurity program and cybersecurity incidents impacting the Company, if any.

Management's Role in Cybersecurity Risk Management

The Company relies on the Investment Adviser and IT MSP to assess and manage material risks from cybersecurity threats. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents, if any, impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES

We maintain our principal executive office at 810 Seventh Avenue, 26th Floor, New York, NY 10019. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our consolidated financial statements.

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

Stockholders

As of March 21, 2024, there were five holders of the Company’s common stock. Please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for disclosure regarding our stockholders.

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or Preferred Shares, distributions of proceeds will be made to the stockholders pro rata based on the number of shares held by each stockholder.

Reports to Stockholders

We plan to furnish or make available to our stockholders an annual report for each fiscal year ending December 31 containing consolidated financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the 1934 Act.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except share and per share data)

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements. In this report, “we,” “us,” “our” and “Company” refer to Brightwood Capital Corporation I.

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

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On November 7, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

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

Cash Flows

During the year ended December 31, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $310.9 million, and net cash provided by financing activities was $247.5 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of December 31, 2023, cash and cash equivalents was $20.4 million.

During the year ended December 31, 2022, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $220.6 million, and net cash provided by financing activities was $304.5 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of December 31, 2022, cash and cash equivalents was $83.9 million.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the credit facilities and our anticipated cash flows from operations, including contractual portfolio company payments and cash flows, prepayments, and the ability to liquidate investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2023 and 2022, our asset coverage was 228% and 252%, respectively. As of December 31, 2023 and 2022, we were in compliance with the terms and covenants of all the borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of December 31, 2023 and 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2023 and 2022, the unamortized deferred financing costs related to the facility was $353 and $712, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2023 and 2022, there was $73,000 and $0 undrawn portion, respectively, on the line of credit provided by City National Bank. As of December 31, 2023 and 2022, the total outstanding balance under the credit agreement was $27,000 and $100,000, respectively and this carrying value approximates fair value.

BCCI SPV-1 Credit Facility: On March 30, 2023, we entered into a credit agreement, with the Investment Adviser as the Servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. SPV-1 is consolidated into the Company’s consolidated financial statements and no gain or loss is recognized from transfer of assets to and from SPV-1. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

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

On October 4, 2023, we entered into a first amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The total facility amount committed increased to $155,000 which is reallocated among KeyBank National Association, Live Oak Bank, First Foundation Bank and First - Citizens Bank & Trust Company.

On October 31, 2023, we entered into a joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Optum Bank, Inc., is $20,000. This increased the total facility amount committed to $175,000.

On December 8, 2023, we requested facility amount increase in accordance with the credit agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment of KeyBank National Association increased to $150,000 from $100,000. This increased the total facility amount committed to $225,000.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2023, the unamortized deferred financing costs related to the facility was $2,027, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2023, there was no undrawn portion on the line of credit provided under this credit facility. As of December 31, 2023, the total outstanding balance under the credit agreement was $225,000, and this carrying value approximates fair value.

As of December 31, 2023 and 2022, the interest payable on line of credit related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility was $4,054 and $173, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility for the year ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Interest expense on line of credit	$11,507	$173
Amortization of deferred financing costs	$571	$9
Weighted average interest rate	7.8%	6.9%

Loans Payable: We entered into an agreement with Macquarie US Trading LLC (“Macquarie”) to govern the purchase and sale of certain loans. On a loan settlement date (“purchase date”), we borrow money from Macquarie and grants its beneficial interest in certain loans to Macquarie for an agreed upon purchase price. We retain title and assume all risks related to that loan for the benefit of Macquarie until the trigger date, known as the settlement period. On the trigger date, we will repay the money borrowed from Macquarie relating to a particular loan at the agreed upon purchase price. Under the agreement, we retain the right to receive interest on the loan between the settlement date and the trigger date, as long as a default has not occurred. In the event of a default, we will remit to Macquarie all interest received on the loan.

We agree to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the year ended December 31, 2023 and 2022, we incurred fees of $378 and $500, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, zero and $500, respectively, was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and 2022, we had a loan payable balance of zero and $53,803, respectively, to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of December 31, 2023.

Portfolio and Investment Activity

As of December 31, 2023, we had investments in 33 portfolio companies with an aggregate fair value of $562,946. As of December 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $222,800.

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2023 and 2022:

For the Year Ended
Net Investment Activity	December 31, 2023
Purchases	$365,544
Sales and Repayments	(30,215)
Net Portfolio Activity	$335,329

For the Year Ended
Net Investment Activity	December 31, 2022
Purchases	$226,238
Sales and Repayments	(4,736)
Net Portfolio Activity	$221,502

	For the Year Ended
	December 31, 2023
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$163,800	44.8%
Senior Secured Term Loan	165,518	45.3%
Delayed Draw Term Loan	20,676	5.7%
Revolver	10,405	2.8%
Class A Preferred Units	3,500	1.0%
Class A Membership Units	1,000	0.3%
Series A Preferred Equity	500	0.1%
Warrants	145	0.0%
Class A Units	—	0.0%

	For the Year Ended
	December 31, 2022
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$173,509	76.7%
Senior Secured Term Loan	48,337	21.4%
Delayed Draw Term Loan	3,488	1.5%
Revolver	654	0.3%
Class A Units	250	0.1%

As of December 31, 2023, our investments consisted of the following:

l
	As of December 31, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$320,774	$323,088
Senior Secured Term Loan	208,134	209,893
Delayed Draw Term Loan	20,531	21,072
Revolver	4,068	3,642
Class A Preferred Units	3,500	3,500
Class A Membership Units	1,000	912
Series A Preferred Equity	500	500
Class A Units	250	194
Warrants	145	145
	$558,902	$562,946

As of December 31, 2022, our investments consisted of the following:

	As of December 31, 2022
	Amortized Cost		Fair Value
Senior Secured First Lien Term Loan	$172,783		$173,883
Senior Secured Term Loan	48,248		48,285
Delayed Draw Term Loan	(184)	(1)	(184)	(1)
Revolver	560		566
Class A Units	250		250
Total	$221,657		$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The table below describes investments by industry composition based on fair value as of December 31, 2023:

	As of December 31, 2023
		Percentage of
Industry Classification	Fair Value	Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.7%
Total	$562,946	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2022:

	As of December 31, 2022
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$138,240	62.1%
Technology & Telecommunications	31,000	13.9%
Franchising	29,696	13.3%
Healthcare	23,864	10.7%
Total	$222,800	100.0%

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

	As of December 31,
	2023			2022
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$21,200	3.8%	1	$—	—	—
3	9,875	1.8%	1	—	—	—
4	415,150	73.7%	24	217,824	97.8%	15
5	95,241	16.9%	5	4,976	2.2%	1
7	21,480	3.8%	2	—	—	—
Total	$562,946	100.0%	33	$222,800	100.0%	16

Results of Operations

The following table represents the operating results for the year ended December 31, 2023 and 2022:

	For the Year ended December 31,
	2023	2022
Total investment income	$44,889	$3,821
Less: total expenses	(18,866)	(2,684)
Net investment income (loss)	26,023	1,137
Net change in unrealized gain (loss)	2,901	1,143
Net increase (decrease) in net assets resulting from operations	$28,924	$2,280

Investment Income

Investment income for the year ended December 31, 2023 and 2022, were as follows:

	For the Year ended December 31,
	2023	2022
Interest income	$44,665	$3,821
Dividend income	5	—
Other Income	219	—
Total investment income	$44,889	$3,821

For the year ended December 31, 2023, we generated investment income of $44,889, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 33 portfolio companies held during the period. For the year ended December 31, 2022, we generated investment income of $3,821, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 16 portfolio companies held during the period. Note that there were no material activities before the initial funding was received on September 26, 2022. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Expenses

Operating expenses for the year ended December 31, 2023 and 2022, were as follows:

	For the Year Ended December 31,
	2023	2022
Interest expense on line of credit	$11,507	$173
Management fees	3,439	421
Organizational expenses	—	399
Overhead expenses	777	252
Professional fees	885	451
Other general and administrative expenses	598	238
Amortization of deferred financing costs	571	9
Administration fees	309	91
Directors' fees	300	150
Interest expense on loans	378	500
Custody fees	102	—
Total expenses	$18,866	$2,684

The increase in interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily the result of the new borrowings under the credit agreement with CNB revolving credit facility on December 23, 2022 and the credit agreement with BCCI SPV-1, LLC (“SPV-1”) credit facility on March 30, 2023.

For the year ended December 31, 2023, we incurred management fees of $3,439. For the year ended December 31, 2022, we incurred management fees of $421. The increase in management fees was driven by growing gross assets under management.

Note that there were no material activities before the initial funding was received on September 26, 2022.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the year ended December 31, 2023 and 2022, were as follows:

	For the Year Ended December 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	2,901	1,143
Total net realized and unrealized gain (loss) on investments	2,901	1,143

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the year ended December 31, 2023 and 2022. The increase in unrealized gain (loss) on investments was primarily due to the increased number of portfolio holdings during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, we had aggregate unfunded commitments totaling $39.9 million and $24.9 million, respectively.

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and will file our tax return for the year ending December 31, 2023, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statement of Assets and Liabilities.

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

The following table summarizes the distributions declared on shares of our common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2022	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34

On all payment dates above, all of our stockholders had their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our consolidated financial statements. We describe our most significant accounting policies in Note 2 to our audited consolidated financial statements included herein. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Investment Valuation

Our investments are valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s Board has designated the Investment Adviser as the Company’s “valuation designee.” The Company’s Board and the audit committee of the Board, which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in thousands, except share and per share data)

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of December 31, 2023, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(1,479)	—	(1,479)
Base Interest Rate	—	—	—
+100 Basis Points	5,918	—	5,918
+200 Basis Points	11,835	—	11,835
+300 Basis Points	17,753	—	17,753

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

67

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Brightwood Capital Corporation I

68

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Brightwood Capital Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Brightwood Capital Corporation I (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

New York, New York

March 21, 2024

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022 (1)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $558,902 and $221,657, respectively)	$562,946	$222,800
Cash and cash equivalents	20,428	83,904
Interest and paydown receivable	6,809	1,955
Deferred financing costs	2,380	712
Total assets	$592,563	$309,371
Liabilities
Line of credit payable	$252,000	$100,000
Loans payable	—	53,803
Interest payable on line of credit	4,054	173
Interest payable on loans	—	500
Due to affiliates	164	125
Management fees payable (See Note 3)	1,042	421
Distributions payable	10,753	1,212
Directors’ fees payable (See Note 3)	210	120
Accounts payable and accrued expenses	963	523
Total liabilities	$269,186	$156,877
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 31,627,942 and 15,150,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$316	$152
Paid-in-capital in excess of par value	319,904	151,274
Total distributable earnings (loss)	3,157	1,068
Total net assets	$323,377	$152,494
Total liabilities and net assets	$592,563	$309,371
Net asset value per share (See Note 9)	$10.22	$10.07
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022 (1)
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$44,665	$3,821
Other income	219	—
Dividend income	5	—
Total investment income	$44,889	$3,821
Expenses:
Interest expense on line of credit	$11,507	$173
Management fees	3,439	421
Organizational expenses	—	399
Overhead expenses	777	252
Professional fees	885	451
Other general and administrative expenses	598	238
Amortization of deferred financing costs	571	9
Administration fees	309	91
Directors' fees	300	150
Interest expense on loans	378	500
Custody fees	102	—
Total expenses	18,866	2,684
Net investment income (loss)	26,023	1,137
Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	2,901	1,143
Total net realized and unrealized gain (loss) on investments	2,901	1,143
Net increase (decrease) in net assets resulting from operations	$28,924	$2,280
Per share data:
Net investment income (loss) per share	$1.14	$0.09
Net increase (decrease) in net assets resulting from operations per share	$1.27	$0.18
Weighted average common shares outstanding (See Note 9)	22,812,415	12,625,000
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$26,023	$1,137
Net change in unrealized appreciation (depreciation) on investments	2,901	1,143
Net increase in net assets resulting from operations	28,924	2,280
Shareholder distributions:
Distributions of investment income	(26,836)	(1,212)
Net increase (decrease) in net assets resulting from shareholder distributions	(26,836)	(1,212)
Capital share transactions:
Issuance of common shares, net	151,500	151,500
Reinvestments of stockholder distributions	17,295	—
Offering cost	—	(74)
Net increase in net assets resulting from capital share transactions	168,795	151,426
Total increase in net assets	170,883	152,494
Net assets, at beginning of year	152,494	—
Net assets, at end of year	$323,377	$152,494
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,924	$2,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(365,544)	(226,238)
Proceeds from principal repayments of investments and sales of investments and paydowns	30,215	4,736
Amortization of premium/accretion of discount, net	(1,912)	(155)
Interest income paid in kind	(4)	—
Net change in unrealized (appreciation) depreciation on investments	(2,901)	(1,143)
Amortization of deferred financing costs	571	9
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(4,854)	(1,955)
Increase (decrease) in payable to affiliates	39	125
Increase (decrease) in interest payable on line of credit	3,881	173
Increase (decrease) in interest payable on loans	(500)	500
Increase (decrease) in management fees payable	621	421
Increase (decrease) in directors' fees payable	90	120
Increase (decrease) in accounts payable and accrued expenses	440	523
Net cash provided by (used in) operating activities	(310,934)	(220,604)
Cash flows from financing activities:
Proceeds from issuance of common shares	151,500	151,500
Proceeds from line of credit payable	453,500	100,000
Repayments on line of credit payable	(301,500)	—
Proceeds from loans payable	18,525	53,803
Repayments on loans payable	(72,328)	—
Deferred financing costs paid	(2,239)	(721)
Offering cost	—	(74)
Net cash provided by (used in) financing activities	247,458	304,508
Net increase (decrease) in cash and cash equivalents	(63,476)	83,904
Cash and cash equivalents, beginning of year	83,904	—
Cash and cash equivalents, end of year	$20,428	$83,904
Supplemental disclosure of cash flow Information:
Cash paid during the year for interest expense on line of credit	$7,626	$—
Cash paid during the year for interest on loans	$878	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$17,295	$—
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(dollars in thousands)

			Spread Above					Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Date	/Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.51%			11.86%	2/1/2028	10,000	$9,603	$10,000	3.1%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.10%			11.45%	4/26/2029	6,965	6,811	6,965	2.2%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.10%	11.45	% -	11.46%	4/26/2029	16,290	15,902	16,290	5.0%
Athlete Buyer, LLC	(6)(8)(9)	Revolver	S +	6.10%			6.10%	4/26/2029	—	(37)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.65%			12.00%	8/25/2028	21,945	21,486	21,945	6.8%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	6.65%			6.65%	8/25/2028	—	(10)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Revolver	S +	6.65%			6.65%	8/25/2028	—	(19)	—	0.0%
Great Kitchens Food Company, Inc.	(6)	Senior Secured First Lien Term Loan	S +	4.10%			9.46%	10/19/2028	4,000	3,986	3,986	1.2%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	7.09%	12.45	% -	12.48%	11/3/2026	20,528	20,121	20,528	6.3%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.76%			12.12%	6/23/2027	4,938	4,862	4,938	1.5%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan	S +	6.60%			11.97%	11/22/2028	21,446	20,974	20,974	6.5%
TouchFuse, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.60%			6.60%	11/22/2028	—	(11)	(11)	0.0%
TouchFuse, LLC	(6)	Revolver	S +	6.60%			11.96%	11/22/2028	160	138	138	0.0%
Total Business Services										103,806	105,753	32.6%

Franchising

CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan	S +	6.40%			11.75%	6/17/2026	24,939	24,499	24,603	7.6%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.85%	10/7/2028	13,637	13,364	13,637	4.2%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.50%	11.42	% -	11.89%	10/7/2028	1,414	1,349	1,414	0.4%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%	11.85	% -	11.87%	10/7/2028	133	123	133	0.0%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.85%			12.21%	11/25/2027	11,356	11,147	10,576	3.3%
Essence Communications Inc.	(6)	Revolver	S +	6.85%			12.19%	11/25/2024	2,885	2,795	2,198	0.7%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.40%			11.75%	3/22/2028	13,278	13,054	13,278	4.1%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.40%			6.40%	3/22/2028	—	(9)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver	S +	6.40%	11.75	% -	11.82%	3/22/2028	405	392	405	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.26%			11.63%	12/23/2026	5,049	5,022	5,049	1.6%
Total Franchising										71,736	71,293	22.0%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2023

(dollars in thousands)

			Spread Above							Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)				Interest Rate (4)			Date	/Shares	Cost	Fair Value	Assets (5)
Healthcare
Everest AcquisitionCo, LLC	(6)	Senior Secured Term Loan			S +	6.25%			11.61%	12/13/2028	5,000	$4,876	$4,876	1.5%
Everest AcquisitionCo, LLC	(6)(8)(9)	Delayed Draw Term Loan			S +	6.25%			6.25%	12/13/2028	—	(94)	(94)	0.0%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver			S +	6.25%			6.25%	12/13/2028	—	(74)	(74)	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan			S +	7.51%	12.88	% -	12.90%	2/23/2028	20,722	20,285	20,307	6.3%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan			S +	7.51%			12.88%	2/23/2028	496	486	486	0.1%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan			S +	6.35%			11.73%	10/30/2025	16,049	15,840	16,049	5.0%
North Haven USHC Acquisition, Inc.	(6)	Delayed Draw Term Loan			S +	6.35%			11.76%	10/30/2025	2,241	2,186	2,241	0.7%
North Haven USHC Acquisition, Inc.	(6)	Revolver			S +	6.60%			12.00%	10/30/2025	275	262	275	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.60%			11.95%	8/19/2027	21,200	21,117	21,200	6.6%
OPCO Borrower LLC	(6)(8)(9)	Revolver			S +	6.60%			6.60%	8/19/2027	—	(10)	—	0.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan			S +	6.76%			12.13%	11/13/2029	13,466	13,121	13,121	4.1%
P3 Acquisition Holdings LLC	(6)(9)	Delayed Draw Term Loan			S +	6.76%			6.76%	11/13/2029	—	—	—	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver			S +	6.76%			6.76%	11/13/2029	—	(13)	(13)	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan			S +	6.10%			11.52%	9/19/2028	24,688	24,002	24,688	7.6%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.01%			11.36%	6/21/2027	9,850	9,778	9,738	3.0%
YNWA Finco LLC	(6)	Senior Secured Term Loan			S +	6.36%			11.72%	8/18/2027	9,688	9,688	8,706	2.7%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.60%			11.98%	6/30/2028	9,950	9,773	9,950	3.1%
Zavation Medical Products, LLC	(6)	Revolver	S+	6.60	%/P+	5.50%.	11.95	% -	14.00%	6/30/2028	180	171	180	0.1%
Total Healthcare												131,394	131,636	40.9%

Technology & Telecommunications
Cartridge Technologies, LLC	(6)	Senior Secured Term Loan			S +	7.00%			12.42%	10/6/2028	24,500	24,033	24,500	7.6%
Cartridge Technologies, LLC	(6)(8)(9)	Revolver			S +	7.00%			7.00%	10/6/2028	—	(10)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan			S +	6.75%			12.10%	10/20/2028	25,000	24,400	24,400	7.5%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.21%	7/27/2027	24,188	23,901	23,813	7.4%
UFS, LLC	(6)(7)	Senior Secured Term Loan			S +	6.76%			12.11%	10/2/2028	23,940	23,314	23,940	7.4%
UFS, LLC	(6)(8)(9)	Revolver			S +	6.76%			6.76%	10/2/2028	—	(9)	—	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.20%	11/1/2028	18,562	18,299	18,562	5.7%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan			S +	6.85%			12.21%	11/1/2028	746	732	746	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver			S +	6.85%			6.85%	11/1/2028	—	(4)	—	0.0%
Total Technology &Telecommunications												114,656	115,961	35.8%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan			S +	6.90%			12.29%	10/7/2026	14,842	14,314	14,842	4.6%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan			S +	7.60%			12.99%	11/3/2028	24,000	23,221	24,000	7.4%
Contract Datascan, LP	(6)	Revolver			S +	7.60%	12.97	% -	12.98%	11/3/2028	400	373	400	0.1%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	5.60%			10.96%	6/10/2027	9,875	9,875	9,875	3.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan			S +	6.75%			12.13%	10/2/2029	25,000	24,269	24,269	7.5%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.51%			11.89%	7/26/2027	24,684	24,620	24,684	7.6%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan			S +	6.35%			11.68%	12/13/2028	17,388	17,025	17,388	5.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver			S +	6.35%			6.35%	12/13/2028	—	(10)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.21%	7/13/2027	18,500	18,228	17,594	5.4%
Total Transportation & Logistics												131,915	133,052	41.1%
Total Debt Investments												553,507	557,695	172.4%

Equity Investments
Healthcare
Derm Holdings LLC	(6)(11)	Class A Preferred Units									527,145	3,500	3,500	1.1%
P3 Acquisition Holdings LLC	(6)(11)	Series A Preferred equity									74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(11)	Class A Memberhip Units									6,831	1,000	912	0.3%
												5,000	4,912	1.5%
Technology & Telecommunications

BCVD Holdings, LLC	(6)(11)	Class A Units									250	250	194	0.1%
Total Equity Investments												5,250	5,106	1.6%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(11)	Common Stock Warrant									441	130	130	0.0%
Contract Datascan, LP	(6)(11)	Series A Preferred Warrant									51	15	15	0.0%
Total Warrants												145	145	0.0%

Total Investments												$558,902	$562,946	174.0%

Cash Equivalents
First American Government Obligations Fund, Class X	(12)	Money Market Fund							5.29%		26,361	26,361	26,361	8.2%
Total Cash Equivalents												26,361	26,361	8.2%
Total Investments and cash equivalents												$585,263	$589,307	182.2%

Liabilities in Excess of Other Assets													(265,930)	(82.2)%
Net Assets													$323,377	100.0%
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
(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, the P was 8.50%. As of December 31, 2023, the effective rates for 1M S and 3M S are 5.34%, and 5.36%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $323,377 as of December 31, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
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

CONSOLIDATED SCHEDULE OF INVESTMENTS

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

Brightwood Capital Corporation I

Notes to Consolidated Financial Statements

(in thousands, except share and per share information)

1.Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. BCCI SPV-1, LLC (“SPV-1”) is a Delaware limited liability company that was formed on March 15, 2023. The Company has 100% ownership of SPV-1 and consolidates the results of SPV-1 in its consolidated financial statements.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is an investment company and follows the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company evaluates subsequent events through the date that these consolidated financial statements are issued.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the year ended December 31, 2023 and 2022.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of December 31, 2023, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the year ended December 31, 2023, $119 amendment fee income and $100 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the year ended December 31, 2022, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the year ended December 31, 2023, $4 PIK has been recorded. For the year ended December 31, 2022, no PIK interest has been recorded.

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

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and will file its tax return for the year ending December 31, 2023, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statements of Assets and Liabilities of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2023. The 2023 and 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the year ended December 31, 2023, the Company incurred expenses of $777 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of December 31, 2023, $164 was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities. For the year ended December 31, 2022, the Company incurred expenses of $399 and $252 in organizational expenses and overhead expenses respectively, which is included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement, $122 of which was payable as of December 31, 2022 and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the year ended December 31, 2023 and 2022, the Investment Adviser earned a base management fee of $3,439 and $421, respectively. As of December 31, 2023 and 2022, base management fees of $1,042 and $421, respectively, were payable.

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company’s Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On November 7, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

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

For the year ended December 31, 2023 and 2022, the Company incurred directors’ fees of $300 and $150, respectively. All retainer fees were charged at 50% during the first year of operations. As of December 31, 2023 and 2022, directors’ fees of $210 and $120, respectively, were payable.

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

For the year ended December 31, 2023, the company has allocable participation in co-investment based on exemptive order from the following investments: Athlete Buyer, LLC, Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, Great Kitchens Food Company, Inc., Medical Management Holdings, LLC, Palmdale Oil Company, LLC, P3 Acquisition Holdings, Sandlot Buyer, LLC, TouchFuse, LLC, UFS, LLC, Veradata Holdings, LLC, Zavation Medical Products, LLC.

Other

For the year ended December 31, 2023, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	As of December 31, 2023
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$320,774	$323,088	57.4%
Senior Secured Term Loan	208,134	209,893	37.3%
Delayed Draw Term Loan	20,531	21,072	3.7%
Revolver	4,068	3,642	0.7%
Class A Preferred Units	3,500	3,500	0.6%
Class A Membership Units	1,000	912	0.2%
Series A Preferred Equity	500	500	0.1%
Class A Units	250	194	0.0%
Warrants	145	145	0.0%
	$558,902	$562,946	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022:

	As of December 31, 2022
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$172,783	$173,883	78.0%
Senior Secured Term Loan	48,248	48,285	21.7%
Delayed Draw Term Loan(2)	(184)	(184)	(0.1)%
Revolver	560	566	0.3%
Class A Units	250	250	0.1%
Total	$221,657	$222,800	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2023:

	As of December 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.7%
Total	$562,946	100.0%

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

As of December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$323,088	$—	$—	$323,088
Senior Secured Term Loan	209,893	—	—	209,893
Delayed Draw Term Loan	21,072	—	—	21,072
Revolver	3,642	—	—	3,642
Class A Preferred Units	3,500	—	—	3,500
Class A Membership Units	912	—	—	912
Series A Preferred Equity	500	—	—	500
Class A Units	194	—	—	194
Warrants	145	—	—	145
Total Investments	562,946	—	—	562,946
Cash Equivalents	26,361	26,361	—	—
Total Investments and cash equivalents	$589,307	$26,361	$—	$562,946

As of December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$173,883	$—	$—	$173,883
Senior Secured Term Loan	48,285	—	—	48,285
Delayed Draw Term Loan(1)	(184)	—	—	(184)
Revolver	566	—	—	566
Class A Units	250	—	—	250
Total investments	222,800	—	—	222,800
Cash equivalents	4,164	4,164	—	—
Total investments and cash equivalents	$226,964	$4,164	$—	$222,800
(1)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

The following is a reconciliation for the year ended December 31, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A	Class A	Series A
	Lien Term	Term	Draw		Class A	Preferred	Membership	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Units	equity	Warrant	Total
Fair value at beginning of year	$173,883	$48,285	$(184)	$566	$250	$—	$—	$—	$—	$222,800
Purchases	163,800	165,518	20,676	10,405	—	3,500	1,000	500	145	365,544
Accretion of discount (amortization of premium)	1,026	636	106	144	—	—	—	—	—	1,912
Sales and repayments	(16,838)	(6,269)	(67)	(7,041)	—	—	—	—	—	(30,215)
Unrealized gain (loss)	1,213	1,723	541	(432)	(56)	—	(88)	—	—	2,901
Paid in-kind interest	4	—	—	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—	—
Fair value at end of year	$323,088	$209,893	$21,072	$3,642	$194	$3,500	$912	$500	$145	$562,946
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,213	$1,723	$541	$(432)	$(56)	$—	$(88)	$—	$—	$2,901

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2023.

The following is a reconciliation for the year ended December 31, 2022, of investments for which significant unobservable inputs (Level 3) were used in determining fair value :

	For the Year Ended December 31, 2022
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Class A
	Loan	Loan	Term Loan	Revolver	Units	Total
Fair value at beginning of year	$—	$—	$—	$—	$—	$—
Purchases	173,509	48,337	3,488	654	250	226,238
Accretion of discount (amortization of premium)	117	24	8	6		155
Sales and repayments	(843)	(113)	(3,680)	(100)	—	(4,736)
Unrealized gain (loss)	1,100	37	—	6	—	1,143
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of year	$173,883	$48,285	$(184)	$566	$250	$222,800
The amount of total gains or losses for the year included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,100	$37	$—	$6	$—	$1,143

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2022.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2023, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$557,695	Discounted Cash Flows	Discount Rate	6.50%	16.50%
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	5,106	Discounted Cash Flows	Discount Rate	9.75%	11.75%
		Enterprise Value	EBITDA Multiple	10.00x	13.50x
		Recent Acquisitions	N/A	N/A	N/A
Warrants	145	Recent Acquisitions	N/A	N/A	N/A
Total investments	$562,946
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2023 and 2022, the Company’s asset coverage was 228% and 252%, respectively. As of December 31, 2023 and 2022, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of December 31, 2023 and 2022, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2023 and 2022, the unamortized deferred financing costs related to the facility was $353 and $712, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2023 and 2022, there was $73,000 and $0 undrawn portion, respectively, on the line of credit provided by City National Bank. As of December 31, 2023 and 2022, the total outstanding balance under the credit agreement was $27,000 and $100,000, respectively and this carrying value approximates fair value.

BCCI SPV-1 Credit Facility: On March 30, 2023, SPV-1, entered into a credit agreement, with the Investment Adviser as the Servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. SPV-1 is consolidated into the Company’s consolidated financial statements and no gain or loss is recognized from transfer of assets to and from SPV-1. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

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

On October 4, 2023, SPV - 1, entered into a first amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The total facility amount committed increased to $155,000 which is reallocated among KeyBank National Association, Live Oak Bank, First Foundation Bank and First - Citizens Bank & Trust Company.

On October 31, 2023, SPV - 1, entered into a joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Optum Bank, Inc., is $20,000. This increased the total facility amount committed to $175,000.

On December 8, 2023, SPV - 1 requested facility amount increase in accordance with the credit agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank

Trust Company, National Association as the paying agent. The commitment of KeyBank National Association increased to $150,000 from $100,000. This increased the total facility amount committed to $225,000.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2023, the unamortized deferred financing costs related to the facility was $2,027, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2023, there was no undrawn portion on the line of credit provided under this credit facility. As of December 31, 2023, the total outstanding balance under the credit agreement was $225,000, and this carrying value approximates fair value.

As of December 31, 2023 and 2022, the interest payable on line of credit related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility was $4,054 and $173, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and BCCI SPV-1 Credit Facility for the year ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Interest expense on line of credit	$11,507	$173
Amortization of deferred financing costs	$571	$9
Weighted average interest rate	7.8%	6.9%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the year ended December 31, 2023 and 2022, the Company incurred fees of $378 and $500, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, zero and $500, respectively, was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and 2022, the Company had a loan payable balance of zero and $53,803, respectively, to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of December 31, 2023.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2023 and 2022, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of December 31, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$1,652
Catridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	600
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,309
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	7,563
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	405
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	826
OPCO Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	840
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	320
Total Unfunded Commitments		$39,923

The following table details the Company’s unfunded commitments as of December 31, 2022:

Investments	Asset Classification	Unfunded Commitment
ESN Venture Holdings, LLC	Delayed Draw Term Loan	$4,726
ESN Venture Holdings, LLC	Revolver	433
Essence Communications Inc.	Revolver	10,000
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	6,606
North Haven USHC Acquisition, Inc.	Revolver	606
OPCO Borrower LLC	Revolver	1,000
Veradata Holdings, LLC	Delayed Draw Term Loan	750
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Total Unfunded Commitments		$24,871

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of December 31, 2023 and 2022, the unfunded capital commitment from the investors was $50,500 and $202,000, of which $500 and $2,000, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Year Ended December 31,
	2023		2022
Net increase in net assets resulting from operations	$28,924		$2,280
Weighted average shares of common stock outstanding—basic and diluted	22,812,415	(1)	12,625,000	(2)
Net change in net assets resulting from operations per share—basic and diluted	$1.27		$0.18
(1)	The weighted average shares outstanding for the year ended December 31, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023.
(2)	The weighted average shares outstanding for the year ended December 31, 2022, are based on the average of outstanding shares as of September 30, 2022 and outstanding shares as of December 31, 2022. There are no material activities before the initial funding was received on September 26, 2022.

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

The tax character of distributions for the year ended December 31, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2023	2022
Distributions paid from:
Ordinary income	$26,023	$1,137
Long term capital gain	—	—
Deferred income	813	75
Total distributions paid	$26,836	$1,212

The components of accumulated earnings (losses) on a tax basis for the year ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2023	2022
Undistributed net investment income (loss)	$(521)	$(75)
Accumulated net realized gain (loss)	—	—
Net unrealized investment appreciation (depreciation)	4,044	1,143
Total accumulated earnings	$3,523	$1,068

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Tax cost of investments	$558,902	$221,657
Gross unrealized appreciation	$7,174	$1,143
Gross unrealized depreciation	(3,130)	—
Net unrealized investment appreciation (depreciation)	$4,044	$1,143

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31,
	2023	2022
Net increase in net assets resulting from operations	$28,924	$2,280
Net change in unrealized (appreciation) depreciation on investments	(2,901)	(1,143)
Permanent book income and tax income differences	—	—
Temporary book income and tax income differences	(26)	—
Taxable income	$25,997	$1,137

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the year ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022 (7)
Per share data: (1)
Net asset value at beginning of year	$10.07	$10.00
Results of operations (2)
Net investment income (loss)	1.14	0.09
Net change in unrealized appreciation (depreciation)	0.13	0.09
Net increase (decrease) in net assets resulting from operations (2)	1.27	0.18
Stockholder distributions from income	(1.01)	(0.08)
Capital share transactions
Issuance of common shares (3)	(0.10)	(0.02)
Reinvestment of stockholder distributions	(0.01)	—
Offering cost	—	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.11)	(0.03)
Net asset value at end of year	$10.22	$10.07
Shares outstanding at end of year	31,627,942	15,150,000
Total return (4)	1.49%	1.50%
Ratio/Supplemental data:
Net assets at end of year	$323,377	$152,494
Ratio of net investment income to average net assets (5)	10.16%	0.90%
Ratio of net expenses to average net assets (5)	7.37%	2.13%
Portfolio turnover	7.74%	3.43%
Asset coverage ratio (6)	228%	252%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is lower than the net asset value per share results in a decrease in net asset value per share.
(4)	The total return was calculated by taking the increase of net asset value per share for the period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period.
(5)	Weighted average net assets are used for this calculation.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the period from September 26, 2022 (Commencement of Operations) through December 31, 2022.

12.Share Transactions

The following table summarizes the total shares issued for the year ended December 31, 2023 and 2022:

	For Year Ended December 31,
	2023		2022
	Shares	Amount	Shares	Amount
Balance at beginning of year	15,150,000	$151,500	—	$—
Issuance of common shares	14,812,548	151,500	15,150,000	151,500
Reinvestments of stockholder distributions	1,665,394	17,295	—	—
Balance at end of year	31,627,942	$320,295	15,150,000	$151,500

13.Subsequent Events

On December 15, 2023, the Company delivered capital call notices to the investors to issue and sell 4,809,524 shares of Common Stock for an aggregate offering price of $50,500. This capital call was due on January 2, 2024 and the proceeds were received on January 2, 2024.

On January 23, 2024, SPV-1, entered into a second amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank OZK, is $75,000, $50,000 of which was transferred from KeyBank National Association. This increased the total facility amount committed to $250,000.

On February 6, 2024, SPV-1, entered into a third amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Fifth Third Bank, National Association, is $55,000. The commitment with respect to the existing lender KeyBank National Association increased by $5,000. This increased the total facility amount committed to $310,000.

On February 23, 2024, SPV-1, entered into an assignment and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank of Hope, is $15,000, $5,000 of which was transferred from KeyBank National Association. The commitment with respect to the new lender, Wilmington Savings Fund Society, FSB, is $10,000. This increased the total facility amount committed to $330,000.

On March 8, 2024, SPV-1, entered into a joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Mitsubishi HC Capital America, is $20,000. This increased the total facility amount committed to $350,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEMS 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGREMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

The following documents are set forth in Item 8 of Part II:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page xx of this annual report on Form 10-K.
2.	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this annual report on Form 10-K.
3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Investment Advisory Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.2	Administration Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.3	Sub-Administration Agreement by and among the Company, Brightwood Capital Advisors, LLC and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement between the Company and U.S. Bank National Association, as custodian (1)
10.6	Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (1)
10.7	Trademark License Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.8	Revolving Credit Agreement between the Company, as the initial borrower, and City National Bank as the Administrative Agent, sole lead arranger and initial lender (2)
10.9

Credit Agreement, dated as of March 30, 2023, by and among BCCI SPV-1, LLC, Brightwood Capital Advisors, LLC, as servicer, the financial institutions from time to time party thereto, as lenders, KeyBank National Association, as administrative agent and syndication agent, U.S. Bank National Association, as collateral custodian and U.S. Bank Trust Company, National Association, as paying agent (3)

14.1	Code of Ethics*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form 10 (File No. 000-56452) filed with the SEC on July 29, 2022.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2022.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2023.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTWOOD CAPITAL CORPORATION I

Date: March 21, 2024	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: March 21, 2024	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the registrant and in the following capacities on March 21, 2024.

/s/ Sengal Selassie
Sengal Selassie
Chairman of the Board and Chief
Executive Officer

/s/ Sachin Goel
Sachin Goel
Director

/s/ Carol Moody
Carol Moody
Director and Chair of the Audit Committee

/s/ Peter Dancy
Peter Dancy
Director and Chair of the Nominating and
Corporate Governance Committee

/s/ Cynthia Fryer Steer
Cynthia Fryer Steer
Director and Chair of the Valuation Committee