Form 10-Q
period 2024-03-31
Brightwood Capital Corp I
filed 2024-05-10
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 OR

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

As of May 10, 2024 the registrant had 37,461,609 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $675,533 and $558,902, respectively)	$678,584	$562,946
Cash and cash equivalents	23,884	20,428
Interest and paydown receivable	7,582	6,809
Deferred financing costs	3,663	2,380
Total assets	$713,713	$592,563
Liabilities
Line of credit payable	$310,000	$252,000
Interest payable on line of credit	6,189	4,054
Due to affiliates	173	164
Management fees payable (See Note 3)	1,306	1,042
Distributions payable	—	10,753
Directors’ fees payable (See Note 3)	75	210
Accounts payable and accrued expenses	871	963
Total liabilities	$318,614	$269,186
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,461,609 and 31,627,942 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$375	$316
Paid-in-capital in excess of par value	381,099	319,904
Total distributable earnings (loss)	13,625	3,157
Total net assets	$395,099	$323,377
Total liabilities and net assets	$713,713	$592,563
Net asset value per share (See Note 9)	$10.55	$10.22

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$20,206	$7,564
Total investment income	$20,206	$7,564
Expenses:
Interest expense on line of credit	$6,169	$1,282
Management fees	1,306	708
Amortization of deferred financing costs	263	90
Facility expenses(1)	251	50
Other general and administrative expenses(1)	212	57
Professional fees	197	246
Overhead expenses	173	90
Directors' fees	75	75
Administration fees	73	55
Custody fees	12	33
Interest expense on loans	—	339
Total expenses	8,731	3,025
Net investment income (loss), before taxes	11,475	4,539
Income tax expense, including excise tax	14	—
Net investment income (loss), after taxes	11,461	4,539
Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(993)	1,615
Total net realized and unrealized gain (loss) on investments	(993)	1,615
Net increase (decrease) in net assets resulting from operations	$10,468	$6,154
Per share data:
Net investment income (loss) per share	$0.33	$0.26
Net increase (decrease) in net assets resulting from operations per share	$0.30	$0.35
Weighted average common shares outstanding	34,544,775	17,761,717
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three months ended March 31, 2023, to break out facility expenses out of other general and administrative expenses.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$11,461	$4,539
Net change in unrealized appreciation (depreciation) on investments	(993)	1,615
Net increase in net assets resulting from operations	10,468	6,154
Shareholder distributions:
Distributions of investment income	—	—
Net increase (decrease) in net assets resulting from shareholder distributions	—	—
Capital share transactions:
Issuance of common shares, net	50,500	50,500
Reinvestments of stockholder distributions	10,754	1,212
Net increase in net assets resulting from capital share transactions	61,254	51,712
Total increase in net assets	71,722	57,866
Net assets, at beginning of period	323,377	152,494
Net assets, at end of period	$395,099	$210,360

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,468	$6,154
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(121,554)	(68,894)
Proceeds from principal repayments of investments, sales of investments and paydowns	5,885	4,279
Amortization of premium/accretion of discount, net	(869)	(304)
Interest income paid in kind	(93)	(4)
Net change in unrealized (appreciation) depreciation on investments	993	(1,615)
Amortization of deferred financing costs	263	90
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(773)	(1,650)
Increase (decrease) in payable to affiliates	9	42
Increase (decrease) in interest payable on line of credit	2,135	22
Increase (decrease) in interest payable on loans	—	(340)
Increase (decrease) in management fees payable	265	287
Increase (decrease) in directors' fees payable	(135)	(45)
Increase (decrease) in accounts payable and accrued expenses	(92)	(16)
Net cash provided by (used in) operating activities	(103,498)	(61,994)
Cash flows from financing activities:
Proceeds from issuance of common shares	50,500	50,500
Proceeds from line of credit payable	85,000	118,000
Repayments on line of credit payable	(27,000)	(50,000)
Proceeds from loans payable	—	18,525
Repayments on loans payable	—	(53,803)
Deferred financing costs paid	(1,546)	(1,099)
Net cash provided by (used in) financing activities	106,954	82,123
Net increase (decrease) in cash and cash equivalents	3,456	20,129
Cash and cash equivalents, beginning of period	20,428	83,904
Cash and cash equivalents, end of period	$23,884	$104,033
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$4,034	$1,260
Cash paid during the period for interest on loans	$—	$680
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$10,754	$1,212

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2024

(dollars in thousands)

			Spread Above
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	Par Amount ($) /Shares	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.55%	2/1/2028	9,875	$9,506	$9,875	2.5%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.65%	4/26/2029	6,948	6,801	6,948	1.8%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.25%	11.65	% -	11.66%	4/26/2029	16,249	15,881	16,249	4.1%
Athlete Buyer, LLC	(6)	Revolver	S +	6.25%			11.55%	4/26/2029	1,101	1,067	1,101	0.3%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			11.31%	11/9/2029	12,469	12,469	12,469	3.2%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.66%	2/1/2029	16,330	16,094	16,094	4.1%
BP Loenbro Holdings, Inc.	(6)(7)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	2/1/2029	—	(14)	(14)	0.0%
BP Loenbro Holdings, Inc.	(6)(8)(9)	Revolver	S +	6.25%			6.25%	2/1/2029	—	(27)	(27)	0.0%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.96%	8/25/2028	21,890	21,457	20,769	5.3%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	8/25/2028	—	(10)	(51)	0.0%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Revolver	S +	6.50%			6.50%	8/25/2028	—	(18)	(51)	0.0%
Great Kitchens Food Company, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	4.00%			9.43%	10/19/2028	3,301	3,290	3,301	0.8%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	6.72%	12.14	%-	12.17%	11/3/2026	20,099	19,735	19,998	5.1%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			12.07%	6/23/2027	4,925	4,855	4,925	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.55%	1/5/2029	2,494	2,446	2,446	0.6%
Legacy Restoration LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	1/5/2029	—	(104)	(105)	0.0%
Legacy Restoration LLC	(6)	Revolver	S +	6.25%			11.55%	1/5/2029	120	91	91	0.0%
Max US Bidco Inc.	(6)	Senior Secured First Lien Term Loan	S +	5.00%			10.31%	10/2/2030	7,500	7,026	7,026	1.8%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			11.94%	7/29/2027	18,759	18,291	18,291	4.6%
Prisma Graphic, LLC	(6)	Revolver	S +	6.50%			11.94%	7/29/2027	279	250	250	0.1%
Proficium Purchaser, LLC	(6)	Senior Secured Term Loan	S +	6.25%			11.66%	3/27/2029	12,000	11,747	11,747	3.0%
Proficium Purchaser, LLC	(6)(8)(9)	Revolver	S +	6.25%			6.25%	3/27/2029	—	(10)	(10)	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan	S +	6.50%			11.93%	11/22/2028	21,393	20,946	21,393	5.4%
TouchFuse, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	11/22/2028	—	(10)	—	0.0%
TouchFuse, LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	11/22/2028	—	(21)	—	0.0%
Trulite Holding Corp.	(6)	Senior Secured Term Loan	S +	6.00%			11.33%	3/1/2030	5,000	4,901	4,901	1.2%
Total Business Services										176,639	177,616	45.1%

Franchising
CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan	S +	6.25%			11.70%	6/17/2026	24,939	24,544	24,515	6.2%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.50%			11.80%	10/7/2028	13,602	13,344	13,602	3.4%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.50%	11.80	% -	11.81%	10/7/2028	1,711	1,654	1,711	0.4%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.50%			11.80%	10/7/2028	133	124	133	0.0%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.75%			12.32%	11/25/2027	9,728	9,560	8,975	2.3%
Essence Communications Inc.	(6)	Revolver	S +	6.75%			12.17%	11/25/2024	2,885	2,820	2,111	0.5%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.71%	3/22/2028	13,245	13,034	13,245	3.4%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	3/22/2028	—	(8)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver	S +	6.25%			11.71%	3/22/2028	304	291	304	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.00%			11.59%	12/23/2026	5,036	5,011	4,747	1.2%
Total Franchising										70,374	69,343	17.5%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

March 31, 2024

(dollars in thousands)

			Spread Above
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)					Interest Rate (4)			Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Healthcare
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			11.58%	12/13/2028	5,000	4,883	5,000	1.3%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			11.58%	12/13/2028	3,010	2,886	3,010	0.8%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver				S +	6.25%			6.25%	12/13/2028	—	(70)	—	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.25%	12.81	% -	12.83%	2/23/2028	20,670	20,260	19,516	4.9%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.25%			12.84%	2/23/2028	495	485	467	0.0%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.67%	10/30/2025	16,008	15,828	16,008	4.1%
North Haven USHC Acquisition, Inc.	(6)	Delayed Draw Term Loan				S +	6.25%			11.68%	10/30/2025	2,235	2,188	2,235	0.6%
North Haven USHC Acquisition, Inc.	(6)	Revolver				S +	6.50%			11.92%	10/30/2025	495	484	495	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.91%	8/19/2027	21,200	21,123	21,200	5.4%
OPCO Borrower LLC	(6)(8)(9)	Revolver				S +	6.50%			6.50%	8/19/2027	—	(9)	—	0.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.50%			12.07%	11/13/2029	13,433	13,102	13,433	3.4%
P3 Acquisition Holdings LLC	(6)(9)	Delayed Draw Term Loan				S +	6.50%			6.50%	11/13/2029	—	—	—	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver				S +	6.50%			6.50%	11/13/2029	—	(12)	—	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.00%			11.27%	9/19/2028	24,375	23,734	24,375	6.2%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.70%			11.31%	6/21/2027	9,825	9,758	9,634	2.4%
YNWA Finco LLC	(6)(10)	Senior Secured Term Loan				S +	7.25%			12.69%	8/18/2027	9,718	9,718	8,568	2.2%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.93%	6/30/2028	9,925	9,758	9,925	2.5%
Zavation Medical Products, LLC	(6)	Revolver	S +	6.50	%/	P+	5.50%	11.91	% -	14.00%	6/30/2028	330	322	330	0.1%
Total Healthcare													134,438	134,196	34.0%

Technology & Telecommunications
Adswerve, Inc.	(6)	Senior Secured Term Loan				S +	4.50%			9.93%	12/4/2028	4,906	4,878	4,878	1.2%
Cartridge Technologies, LLC	(6)	Senior Secured Term Loan				S +	7.00%			12.33%	10/6/2028	24,347	23,907	24,347	6.2%
Cartridge Technologies, LLC	(6)(8)(9)	Revolver				S +	7.00%			7.00%	10/6/2028	—	(9)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.05%	10/20/2028	24,844	24,278	24,844	6.3%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.18%	7/27/2027	24,125	23,860	23,339	5.9%
Synamedia Americas Holdings, Inc.	(6)(11)	Senior Secured Term Loan				S +	7.75%			13.06%	12/5/2028	9,838	9,499	9,499	2.4%
Transnetwork LLC	(6)	Senior Secured First Lien Term Loan				S +	5.50%			10.81%	12/29/2030	4,988	4,891	4,891	1.2%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.50%			11.93%	10/2/2028	23,880	23,289	23,880	6.0%
UFS, LLC	(6)	Revolver				S +	6.50%			12.06%	10/2/2028	267	258	267	0.1%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.17%	11/1/2028	18,516	18,266	18,405	4.7%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.75%			12.18%	11/1/2028	744	731	740	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver				S +	6.75%			6.75%	11/1/2028	—	(4)	(2)	0.0%
Total Technology &Telecommunications													133,844	135,088	34.2%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.24%	10/7/2026	14,804	14,325	14,804	3.7%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.87%	11/3/2028	23,940	23,203	23,940	6.1%
Contract Datascan, LP	(6)(9)	Revolver				S +	7.50%			12.92%	11/3/2028	533	508	533	0.1%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.50%			10.93%	6/10/2027	9,850	9,850	9,850	2.5%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.08%	10/2/2029	24,938	24,239	24,938	6.3%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	7.00%			12.31%	3/29/2029	21,404	20,870	20,870	5.3%
Subsea Global Solutions, LLC	(6)	Revolver				S +	7.00%			12.31%	3/29/2029	250	225	225	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.83%	7/26/2027	24,622	24,589	24,622	6.2%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.68%	12/13/2028	17,388	17,043	17,388	4.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver				S +	6.25%			6.25%	12/13/2028	—	(10)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.18%	7/13/2027	18,250	18,001	17,606	4.5%
Total Transportation & Logistics													152,843	154,776	39.2%
Total Debt Investments													668,138	671,019	170.0%

Equity Investment
Business Services

BP I LM Holdings, LLC	(6)(12)	Series A Units										1,000	1,000	1,000	0.3%
Proficium Holdings, LLC	(6)(12)	Common Units										1,000	1,000	1,000	0.3%
													2,000	2,000	0.6%
Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units										527,145	3,500	3,811	1.0%
P3 Acquisition Holdings LLC	(6)(12)	Series A Preferred Equity										74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(12)	Class A Memberhip Units										6,831	1,000	864	0.2%
													5,000	5,175	1.3%
Technology & Telecommunications
Veradata Holdings, LLC	(6)(12)	Class A Units										250	250	245	0.1%
Total Equity Investment													7,250	7,420	2.0%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(12)	Common Stock Warrant										441	130	130	0.0%
Contract Datascan, LP	(6)(12)	Series A Preferred Warrant										51	15	15	0.0%
Total Warants													145	145	0.0%

Total Investments													$675,533	$678,584	172.0%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund								5.23%		3,356	3,356	3,356	0.8%
Total Cash Equivalents													3,356	3,356	0.8%

Total Investments and cash equivalents													$678,889	$681,940	172.8%

Liabilities in Excess of Other Assets														(286,841)	(72.8)%

Net Assets														$395,099	100.0%
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
(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at March 31, 2024. As of March 31, 2024, the P was 8.50%. As of March 31, 2024, the effective rates for 1M S and 3M S are 5.32%, and 5.35%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $395,099 as of March 31, 2024.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC and pledged as collateral for the credit facility held through SPV-1.
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
(11)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the aggregate fair value of these non-qualifying securities is $9,499 or 1.3% of the Company’s total assets.

(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(dollars in thousands)

				Spread Above				Interest			Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)					Rate (4)			Date	/Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)	Senior Secured First Lien Term Loan				S +	6.51%			11.86%	2/1/2028	10,000	$9,603	$10,000	3.1%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.10%			11.45%	4/26/2029	6,965	6,811	6,965	2.2%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.10%	11.45	% -	11.46%	4/26/2029	16,290	15,902	16,290	5.0%
Athlete Buyer, LLC	(6)(8)(9)	Revolver				S +	6.10%			6.10%	4/26/2029	—	(37)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan				S +	6.65%			12.00%	8/25/2028	21,945	21,486	21,945	6.8%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Delayed Draw Term Loan				S +	6.65%			6.65%	8/25/2028	—	(10)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Revolver				S +	6.65%			6.65%	8/25/2028	—	(19)	—	0.0%
Great Kitchens Food Company, Inc.	(6)	Senior Secured First Lien Term Loan				S +	4.10%			9.46%	10/19/2028	4,000	3,986	3,986	1.2%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan				S +	7.09%	12.45	% -	12.48%	11/3/2026	20,528	20,121	20,528	6.3%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.76%			12.12%	6/23/2027	4,938	4,862	4,938	1.5%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan				S +	6.60%			11.97%	11/22/2028	21,446	20,974	20,974	6.5%
TouchFuse, LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.60%			6.60%	11/22/2028	—	(11)	(11)	0.0%
TouchFuse, LLC	(6)	Revolver				S +	6.60%			11.96%	11/22/2028	160	138	138	0.0%
Total Business Services													103,806	105,753	32.6%

Franchising

CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan				S +	6.40%			11.75%	6/17/2026	24,939	24,499	24,603	7.6%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan				S +	6.50%			11.85%	10/7/2028	13,637	13,364	13,637	4.2%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan				S +	6.50%	11.42	% -	11.89%	10/7/2028	1,414	1,349	1,414	0.4%
ESN Venture Holdings, LLC	(6)	Revolver				S +	6.50%	11.85	% -	11.87%	10/7/2028	133	123	133	0.0%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan				S +	6.85%			12.21%	11/25/2027	11,356	11,147	10,576	3.3%
Essence Communications Inc.	(6)	Revolver				S +	6.85%			12.19%	11/25/2024	2,885	2,795	2,198	0.7%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.40%			11.75%	3/22/2028	13,278	13,054	13,278	4.1%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.40%			6.40%	3/22/2028	—	(9)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver				S +	6.40%	11.75	% -	11.82%	3/22/2028	405	392	405	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan				S +	6.26%			11.63%	12/23/2026	5,049	5,022	5,049	1.6%
Total Franchising													71,736	71,293	22.0%

Healthcare
Everest AcquisitionCo, LLC	(6)	Senior Secured Term Loan				S +	6.25%			11.61%	12/13/2028	5,000	$4,876	$4,876	1.5%
Everest AcquisitionCo, LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.25%			6.25%	12/13/2028	—	(94)	(94)	0.0%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver				S +	6.25%			6.25%	12/13/2028	—	(74)	(74)	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.51%	12.88	% -	12.90%	2/23/2028	20,722	20,285	20,307	6.3%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.51%			12.88%	2/23/2028	496	486	486	0.1%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.35%			11.73%	10/30/2025	16,049	15,840	16,049	5.0%
North Haven USHC Acquisition, Inc.	(6)	Delayed Draw Term Loan				S +	6.35%			11.76%	10/30/2025	2,241	2,186	2,241	0.7%
North Haven USHC Acquisition, Inc.	(6)	Revolver				S +	6.60%			12.00%	10/30/2025	275	262	275	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.60%			11.95%	8/19/2027	21,200	21,117	21,200	6.6%
OPCO Borrower LLC	(6)(8)(9)	Revolver				S +	6.60%			6.60%	8/19/2027	—	(10)	—	0.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.76%			12.13%	11/13/2029	13,466	13,121	13,121	4.1%
P3 Acquisition Holdings LLC	(6)(9)	Delayed Draw Term Loan				S +	6.76%			6.76%	11/13/2029	—	—	—	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver				S +	6.76%			6.76%	11/13/2029	—	(13)	(13)	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.10%			11.52%	9/19/2028	24,688	24,002	24,688	7.6%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.01%			11.36%	6/21/2027	9,850	9,778	9,738	3.0%
YNWA Finco LLC	(6)	Senior Secured Term Loan				S +	6.36%			11.72%	8/18/2027	9,688	9,688	8,706	2.7%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.60%			11.98%	6/30/2028	9,950	9,773	9,950	3.1%
Zavation Medical Products, LLC	(6)	Revolver	S+	6.60	%/	P+	5.50%	11.95	% -	14.00%	6/30/2028	180	171	180	0.1%
Total Healthcare													131,394	131,636	40.9%

Technology & Telecommunications
Cartridge Technologies, LLC	(6)	Senior Secured Term Loan				S +	7.00%			12.42%	10/6/2028	24,500	24,033	24,500	7.6%
Cartridge Technologies, LLC	(6)(8)(9)	Revolver				S +	7.00%			7.00%	10/6/2028	—	(10)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.10%	10/20/2028	25,000	24,400	24,400	7.5%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.85%			12.21%	7/27/2027	24,188	23,901	23,813	7.4%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.76%			12.11%	10/2/2028	23,940	23,314	23,940	7.4%
UFS, LLC	(6)(8)(9)	Revolver				S +	6.76%			6.76%	10/2/2028	—	(9)	—	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.85%			12.20%	11/1/2028	18,562	18,299	18,562	5.7%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.85%			12.21%	11/1/2028	746	732	746	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver				S +	6.85%			6.85%	11/1/2028	—	(4)	—	0.0%
Total Technology &Telecommunications													114,656	115,961	35.8%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.90%			12.29%	10/7/2026	14,842	14,314	14,842	4.6%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.60%			12.99%	11/3/2028	24,000	23,221	24,000	7.4%
Contract Datascan, LP	(6)	Revolver				S +	7.60%	12.97	% -	12.98%	11/3/2028	400	373	400	0.1%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.60%			10.96%	6/10/2027	9,875	9,875	9,875	3.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.13%	10/2/2029	25,000	24,269	24,269	7.5%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.51%			11.89%	7/26/2027	24,684	24,620	24,684	7.6%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.35%			11.68%	12/13/2028	17,388	17,025	17,388	5.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver				S +	6.35%			6.35%	12/13/2028	—	(10)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.85%			12.21%	7/13/2027	18,500	18,228	17,594	5.4%
Total Transportation & Logistics													131,915	133,052	41.1%
Total Debt Investments													553,507	557,695	172.4%

Equity Investments
Healthcare
Derm Holdings LLC	(6)(11)	Class A Preferred Units										527,145	3,500	3,500	1.1%
P3 Acquisition Holdings LLC	(6)(11)	Series A Preferred equity										74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(11)	Class A Memberhip Units										6,831	1,000	912	0.3%
													5,000	4,912	1.5%
Technology & Telecommunications

BCVD Holdings, LLC	(6)(11)	Class A Units										250	250	194	0.1%
Total Equity Investments													5,250	5,106	1.6%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(11)	Common Stock Warrant										441	130	130	0.0%
Contract Datascan, LP	(6)(11)	Series A Preferred Warrant										51	15	15	0.0%
Total Warrants													145	145	0.0%

Total Investments													$558,902	$562,946	174.0%

Cash Equivalents
First American Government Obligations Fund, Class X	(12)	Money Market Fund								5.29%		26,361	26,361	26,361	8.2%
Total Cash Equivalents													26,361	26,361	8.2%
Total Investments and cash equivalents													$585,263	$589,307	182.2%

Liabilities in Excess of Other Assets														(265,930)	(82.2)%
Net Assets														$323,377	100.0%
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
(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate ("P"), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, the P was 8.50%. As of December 31, 2023, the effective rates for 1M S and 3M S are 5.34%, and 5.36%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $323,377 as of December 31, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(9)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(10)	Cost includes accrual of interest income paid in-kind ("PIK"). See Note 2 “Summary of Significant Accounting Policies.
(11)	Non-income producing.
(12)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three months ended March 31, 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of March 31, 2024, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three months ended March 31, 2024 and 2023, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three months ended March 31, 2024 and 2023, $93 and $4 PIK interest has been recorded, respectively.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2023. The 2022 and 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The adoption did not have a material impact to the consolidated financial statements and related disclosures.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $173 and $90, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2024 and December 31, 2023, $173 and $164, respectively, was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three months ended March 31, 2024 and 2023, the Investment Adviser earned a base management fee of $1,306 and $708, respectively. As of March 31, 2024 and December 31, 2023, base management fees of $1,306 and $1,042, respectively, were payable.

Further pursuant to the Investment Advisory Agreement, the Company intends to reimburse the Investment Adviser for the third party costs the Investment Adviser incurs on the Company’s behalf in connection with the formation and the initial closing of the private offering of the Company’s Common Stock.

On June 30, 2022, Sengal Selassie, the Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On November 7, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 2, 2024, the Investment Adviser purchased 47,619 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie, as an individual, and the Investment Adviser jointly made a capital commitment to the Company equal to one percent (1%) of the total capital commitments.

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

For the three months ended March 31, 2024 and 2023, the Company incurred directors’ fees of $75, respectively. As of March 31, 2024 and December 31, 2023, directors’ fees of $75 and $210, respectively, were payable.

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

For the three months ended March 31, 2024, the company has allocable participation in co - investments based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, Great Kitchens Food Company, Inc., Legacy Restoration, LLC, Medical Management Holdings, LLC, Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC and Zavation Medical Products, LLC.

Other

For the three months ended March 31, 2024, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024:

	As of March 31, 2024
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$376,701	$376,359	55.5%
Senior Secured Term Loan	261,508	264,668	39.0%
Delayed Draw Term Loan	23,679	24,242	3.6%
Revolver	6,250	5,750	0.8%
Common Units	3,250	3,109	0.5%
Preferred Units	4,000	4,311	0.6%
Warrants	145	145	0.0%
Total	$675,533	$678,584	100%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	As of December 31, 2023
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$320,774	$323,088	57.4%
Senior Secured Term Loan	208,134	209,893	37.3%
Delayed Draw Term Loan	20,531	21,072	3.7%
Revolver	4,068	3,642	0.7%
Common Units	1,250	1,106	0.2%
Preferred Units	4,000	4,000	0.7%
Warrants	145	145	0.0%
Total	$558,902	$562,946	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of March 31, 2024:

	As of March 31, 2024
Industry Classification		Percentage
	Fair Value	of Portfolio
Business Services	$179,616	26.5%
Transportation & Logistics	154,921	22.8%
Technology & Telecommunications	135,333	19.9%
Healthcare	139,371	20.6%
Franchising	69,343	10.2%
Total	$678,584	100.0%

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

As of March 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$376,359	$—	$—	$376,359
Senior Secured Term Loan	264,668	—	—	264,668
Delayed Draw Term Loan	24,242	—	—	24,242
Revolver	5,750	—	—	5,750
Common Units	3,109	—	—	3,109
Preferred Units	4,311	—	—	4,311
Warrants	145	—	—	145
Total investments	678,584	—	—	678,584
Cash equivalents	3,356	3,356	—	—
Total investments and cash equivalents	$681,940	$3,356	$—	$678,584

As of December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2023
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$323,088	$—	$—	$323,088
Senior Secured Term Loan	209,893	—	—	209,893
Delayed Draw Term Loan	21,072	—	—	21,072
Revolver	3,642	—	—	3,642
Common Units	1,106	—	—	1,106
Preferred Units	4,000	—	—	4,000
Warrants	145	—	—	145
Total investments	562,946	—	—	562,946
Cash equivalents	26,361	26,361	—	—
Total investments and cash equivalents	$589,307	$26,361	$—	$562,946

The following is a reconciliation for the three months ended March 31, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	58,788	54,586	3,152	3,028	2,000	—	—	121,554
Accretion of discount (amortization of premium)	439	333	53	44	—	—	—	869
Sales and repayments	(3,299)	(1,636)	(57)	(893)	—	—	—	(5,885)
Unrealized gain (loss)	(2,657)	1,399	22	(71)	3	311	—	(993)
Paid in-kind interest	—	93	—	—	—	—	—	93
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$376,359	$264,668	$24,242	$5,750	$3,109	$4,311	$145	$678,584
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,657)	$1,399	$22	$(71)	$3	$311	$—	$(993)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2024.

The following is a reconciliation for the three months ended March 31, 2023, of investment for which significant unobservable inputs (Level 3) were used in determining fair value :

	For the Three Months Ended March 31, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Total
Fair value at beginning of period	$173,883	$48,285	$(184)	$566	$250	$—	$222,800
Purchases	65,142	—	(15)	267	—	3,500	68,894
Accretion of discount (amortization of premium)	196	83	11	14	—	—	304
Sales and repayments	(3,618)	(161)	—	(500)	—	—	(4,279)
Net change in unrealized gain (loss)	774	453	173	215	—	—	1,615
Paid in-kind interest	4	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$236,381	$48,660	$(15)	$562	$250	$3,500	$289,338
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$774	$453	$173	$215	$—	$—	$1,615

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2024, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$671,019	Discounted Cash Flows	Discount Rate	6.80%	13.45%
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	7,420	Enterprise Value	EBITDA Multiple	7.80x	13.00x
		Recent Acquisitions	N/A	N/A	N/A
Warrants	145	Recent Acquisitions	N/A	N/A	N/A
Total investments	$678,584
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 227% and 228%, respectively. As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of March 31, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $263 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of March 31, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively and this carrying value approximates fair value.

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

On December 8, 2023, SPV-1, requested facility amount increase in accordance with the credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment of KeyBank National Association increased to $150,000 from $100,000. This increased the total facility amount committed to $225,000.

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

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,400 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2024 and December 31, 2023, there was $40,000 and $0, respectively, undrawn portion on the line of credit provided under this credit facility. As of March 31, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $310,000 and $225,000, respectively, and this carrying value approximates fair value.

As of March 31, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $6,189 and $4,054, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Interest expense on line of credit	$6,169	$1,282
Amortization of deferred financing costs	$263	$90
Weighted average interest rate	8.6%	7.1%

Loans Payable: The Company entered into an agreement with Macquarie US Trading LLC (“Macquarie”) to govern the purchase and sale of certain loans. On a loan settlement date (“purchase date”), the Company borrows money from Macquarie and grants its beneficial interest in certain loans to Macquarie for an agreed upon purchase price. The Company retains title and assumes all risks related to that loan for the benefit of Macquarie until the trigger date, known as the settlement period. On the trigger date, the Company will repay the money borrowed from Macquarie relating to a particular loan at the agreed upon purchase price. Under the agreement, the Company retains the right to receive interest on the loan between the settlement date and the trigger date, as long as a default has not occurred. In the event of a default, the Company will remit to Macquarie all interest received on the loan.

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three months ended March 31, 2024 and 2023, the Company incurred fees of $0 and $339, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, the Company had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of March 31, 2024.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2024 and December 31, 2023, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of March 31, 2024:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$551
BP Loenbro Holdings, Inc.	Revolver	1,835
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	466
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,005
ESN Venture Holdings, LLC	Revolver	366
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	507
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	1,380
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	606
Opco Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Prisma Graphic, LLC	Revolver	962
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	750
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	733
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	170
Total Unfunded Commitments		$51,925

The following table details the Company’s unfunded commitments as of December 31, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$1,652
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	600
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,309
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	7,563
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	405
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	826
OPCO Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	840
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	320
Total Unfunded Commitments		$39,923

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of March 31, 2024 and December 31, 2023, the unfunded capital commitment from the investors was $0 and $50,500, of which $0 and $500, respectively, was from the Investment Adviser.

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended March 31,
	2024		2023
Net increase (decrease) in net assets resulting from operations	$10,468		$6,154
Weighted average shares of common stock outstanding—basic and diluted	34,544,775	(1)	17,761,717	(2)
Net change in net assets resulting from operations per share—basic and diluted	$0.30		$0.35
(1)	The weighted average shares outstanding for the three months ended March 31, 2024, are based on the average of outstanding shares as of December 31, 2023 and March 31, 2024.
(2)	The weighted average shares outstanding for the three months ended March 31, 2023, are based on the average of outstanding shares as of December 31, 2022 and March 31, 2023.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Per share data: (1)
Net asset value, beginning of period	$10.22	$10.07
Results of operations (2)
Net investment income (loss)	0.33	0.26
Net change in unrealized appreciation (depreciation)	(0.03)	0.09
Net increase (decrease) in net assets resulting from operations (2)	0.30	0.35
Stockholder distributions from income	—	—
Capital share transactions
Issuance of common shares (3)	0.03	(0.09)
Reinvestment of stockholder distributions	0.00	(0.00)
Offering cost	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(0.09)
Net asset value, end of period	$10.55	$10.33
Shares outstanding, end of period	37,461,609	210,373,434
Total return (4)	3.23%	2.58%
Ratio/Supplemental data:
Net assets, end of period	$395,099	$210,360
Ratio of net investment income to average net assets (5)	11.65%	8.88%
Ratio of operating expenses to average net assets (5)	8.86%	5.70%
Portfolio turnover (6)	0.87%	1.48%
Asset coverage ratio (7)	227%	225%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher than the net asset value per share results in an increase in net asset value per share.
(4)	The total return for the three months ended March 31, 2024 was calculated by taking the increase of net asset value per share from December 31, 2023 to March 31, 2024, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2023.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.

(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	31,627,942	$320,295	15,150,000	$151,500
Issuance of common shares	4,809,524	50,500	5,101,010	50,500
Reinvestments of stockholder distributions	1,024,143	10,754	122,424	1,212
Balance at end of period	37,461,609	$381,549	20,373,434	$203,212

13.Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10 - Q or would be required to be recognized in the consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024.

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

On June 30, 2022, Sengal Selassie, our Chief Executive Officer and Chairman of the Board purchased 1,000 shares of Common Stock, for an aggregate purchase price of $10. On September 16, 2022, we entered into subscription agreements with investors to purchase shares of our Common Stock in a private placement. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice. On September 26, 2022, we issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to our investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Investment Adviser purchased 50,000 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 30, 2023, the Investment Adviser purchased 50,505 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On September 26, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On November 7, 2023, the Investment Adviser purchased 48,077 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. On January 2, 2024, the Investment Adviser purchased 47,619 shares of Common Stock for an aggregate offering price of $500, pursuant to a capital drawdown notice. Sengal Selassie is the 100% indirect beneficial owner of the Investment Adviser.

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

Cash Flows

During the three months ended March 31, 2024, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $103 million, and net cash provided by financing activities was $107 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of March 31, 2024, cash and cash equivalents was $24 million.

During the three months ended March 31, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $62 million, and net cash provided by financing activities was $82 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of March 31, 2023, cash and cash equivalents was $104 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2024 and December 31, 2023, our asset coverage was 227% and 228%, respectively. As of March 31, 2024 and December 31, 2023, we were in compliance with the terms and covenants of all the borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of the Bank and the Company. As of March 31, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $263 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of March 31, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively and this carrying value approximates fair value.

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

On January 23, 2024, we entered into a second amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank OZK, is $75,000, $50,000 of which was transferred from KeyBank National Association. This increased the total facility amount committed to $250,000.

On February 6, 2024, we entered into a third amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Fifth Third Bank, National Association, is $55,000. The commitment with respect to the existing lender KeyBank National Association increased by $5,000. This increased the total facility amount committed to $310,000.

On February 23, 2024, we entered into an assignment and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank of Hope, is $15,000, $5,000 of which was transferred from KeyBank National Association. The commitment with respect to the new lender, Wilmington Savings Fund Society, FSB, is $10,000. This increased the total facility amount committed to $330,000.

On March 8, 2024, we entered into a joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Mitsubishi HC Capital America, is $20,000. This increased the total facility amount committed to $350,000.

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,400 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2024 and December 31, 2023, there was $40,000 and $0, respectively, undrawn portion on the line of credit provided under this credit facility. As of March 31, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $310,000 and $225,000, respectively, and this carrying value approximates fair value.

As of March 31, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $6,189 and $4,054, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Interest expense on line of credit	$6,169	$1,282
Amortization of deferred financing costs	$262	$90
Weighted average interest rate	8.6%	7.1%

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

We agree to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three months ended March 31, 2024 and 2023, we incurred fees of $0 and $339, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, the Company had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of March 31, 2024.

Portfolio and Investment Activity

As of March 31, 2024, we had investments in 44 portfolio companies with an aggregate fair value of $678,584. As of December 31, 2023, we had investments in 33 portfolio companies with an aggregate fair value of $562,946.

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
Net Investment Activity	2024	2023
Purchases	$121,554	$68,894
Sales and Repayments	(5,885)	(4,279)
Net Portfolio Activity	$115,669	$64,615

	Three Months Ended March 31,
	2024		2023
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$58,788	48.4%	$65,142	22.5%
Senior Secured Term Loan	54,586	44.9%	—	—%
Delayed Draw Term Loan	3,152	2.6%	(15)	0%
Revolver	3,028	2.5%	267	0.1%
Common Units	2,000	1.6%	—	—%
Preferred Units	—	—%	3,500	1.2%

As of March 31, 2024, our investments consisted of the following:

	As of March 31, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$376,701	$376,359
Senior Secured Term Loan	261,508	264,668
Delayed Draw Term Loan	23,679	24,242
Revolver	6,250	5,750
Common Units	3,250	3,109
Preferred Units	4,000	4,311
Warrants	145	145
Total	$675,533	$678,684

As of December 31, 2023, our investments consisted of the following:

	As of December 31, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$320,774	$323,088
Senior Secured Term Loan	208,134	209,893
Delayed Draw Term Loan	20,531	21,072
Revolver	4,068	3,642
Common Units	1,250	1,106
Preferred Units	4,000	4,000
Warrants	145	145
	$558,902	$562,946

The table below describes investments by industry composition based on fair value as of March 31, 2024:

	As of March 31, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$179,616	26.5%
Transportation & Logistics	154,921	22.8%
Technology & Telecommunications	135,333	19.9%
Healthcare	139,371	20.6%
Franchising	69,543	10.2%
Total	$678,584	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2023:

	As of December 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.7%
Total	$562,946	100.0%

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

	As of			As of
	March 31, 2024			December 31, 2023
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$21,200	3.1%	1	$21,200	3.8%	1
3	—	—%	0	9,875	1.8%	1
4	527,848	77.8%	34	415,150	73.7%	24
5	109,882	16.2%	7	95,241	16.9%	5
7	19,654	2.9%	2	21,480	3.8%	2
Total	$678,584	100.0%	44	$562,946	100.0%	33

Results of Operations

The following table represents the operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total investment income	$20,206	$7,564
Less: total expenses	(8,731)	(3,025)
Net investment income (loss), before taxes	11,475	4,539
Income tax expense, including excise tax	14	--
Net investment income (loss), after taxes	11,461	4,539
Net change in unrealized gain (loss)	(993)	1,615
Net increase (decrease) in net assets resulting from operations	$10,468	$6,154

Investment Income

Investment income for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$20,206	$7,564
Total investment income	$20,206	$7,564

For the three months ended March 31, 2024, we generated investment income of $20,206, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 44 portfolio companies held during the period. For the three months ended March 31, 2023, we generated investment income of $7,564, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 19 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR and LIBOR rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense on line of credit	$6,169	$1,282
Management fees	1,306	708
Amortization of deferred financing costs	263	90
Facility expenses(1)	251	50
Other general and administrative expenses(1)	212	57
Professional fees	197	246
Overhead expenses	173	90
Directors' fees	75	75
Administration fees	73	55
Custody fees	12	33
Interest expense on loans	—	339
Total expenses	$8,731	$3,025
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three months ended March 31, 2023, to break out facility expenses out of other general and administrative expenses.

The increase in interest expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023.

For the three months ended March 31, 2024, we incurred management fees of $1,306. For the three months ended March 31, 2023, we incurred management fees of $708. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three months ended March 31, 2024 and 2023, were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(993)	1,615
Total net realized and unrealized gain (loss) on investments	(993)	1,615

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the three months ended March 31, 2024 and 2023. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The valuation mark down on a few portfolio holdings such as Elevator Intermediate Holdings, Inc, Medical Management Holdings, LLC and North Acquisitions LLC contributed to the increase in unrealized loss during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $51.9 million and $39.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of March 31, 2024, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(428)	—	(428)
Base Interest Rate	—	—	—
+100 Basis Points	1,711	—	1,711
+200 Basis Points	3,423	—	3,423
+300 Basis Points	5,134	—	5,134

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of March 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 21, 2024 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: May 10, 2024	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: May 10, 2024	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer