Form 10-Q
period 2024-06-30
Brightwood Capital Corp I
filed 2024-08-09
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 OR

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

As of August 9, 2024 the registrant had 38,491,359 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $713,493 and $558,902, respectively)	$715,975	$562,946
Cash and cash equivalents	24,661	20,428
Interest and paydown receivable	8,390	6,809
Deferred financing costs	3,362	2,380
Total assets	$752,388	$592,563
Liabilities
Line of credit payable	$335,000	$252,000
Interest payable on line of credit	7,257	4,054
Due to affiliates	219	164
Management fees payable (See Note 3)	1,466	1,042
Distributions payable	—	10,753
Directors’ fees payable (See Note 3)	120	210
Accounts payable and accrued expenses	502	963
Total liabilities	$344,564	$269,186
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,491,359 and 31,627,942 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$385	$316
Paid-in-capital in excess of par value	391,953	319,904
Total distributable earnings (loss)	15,486	3,157
Total net assets	$407,824	$323,377
Total liabilities and net assets	$752,388	$592,563
Net asset value per share (See Note 9)	$10.60	$10.22

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$22,693	$9,138	$42,898	$16,702
Other Income	395	—	395	—
Dividend income	9	2	9	2
Total investment income	23,097	9,140	43,302	16,704

Expenses:
Interest expense on line of credit	7,207	2,307	13,376	3,588
Management fees	1,466	819	2,772	1,527
Amortization of deferred financing costs	302	144	564	234
Overhead expenses	219	366	392	456
Professional fees	196	184	393	431
Other general and administrative expenses(1)	177	177	389	234
Administration fees	142	130	214	185
Directors’ fees	75	75	150	150
Custody fees	20	37	32	70
Facility expenses(1)	—	—	251	50
Interest expense on loans	—	39	—	378
Total expenses	9,804	4,278	18,533	7,303
Net investment income (loss), before taxes	13,293	4,862	24,769	9,401
Income tax expense, including excise tax	—	—	14	—
Net investment income (loss), after taxes	13,293	4,862	24,755	9,401

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(568)	1,059	(1,562)	2,674
Total net realized and unrealized gain (loss) on investments	(568)	1,059	(1,562)	2,674
Net increase (decrease) in net assets resulting from operations	$12,725	$5,921	$23,193	$12,075
Per share data:
Net investment income (loss) per share	$0.35	$0.24	$0.69	$0.50
Net increase (decrease) in net assets resulting from operations per share	$0.34	$0.29	$0.65	$0.64
Weighted average common shares outstanding	37,976,484	20,580,522	35,860,303	18,770,348
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three and six months ended June 30, 2023, to break out facility expenses out of other general and administrative expenses.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,293	$4,862	$24,755	$9,401
Net change in unrealized appreciation (depreciation) on investments	(568)	1,059	(1,562)	2,674
Net increase in net assets resulting from operations	12,725	5,921	23,193	12,075
Shareholder distributions:
Distributions of investment income	(10,864)	(4,278)	(10,864)	(4,278)
Net increase (decrease) in net assets resulting from shareholder distributions	(10,864)	(4,278)	(10,864)	(4,278)
Capital share transactions:
Issuance of common shares, net	—	—	50,500	50,500
Reinvestments of stockholder distributions	10,864	4,278	21,618	5,490
Net increase in net assets resulting from capital share transactions	10,864	4,278	72,118	55,990
Total increase in net assets	12,725	5,921	84,447	63,787
Net assets, at beginning of period	395,099	210,360	323,377	152,494
Net assets, at end of period	$407,824	$216,281	$407,824	$216,281

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,193	$12,075
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(172,351)	(116,443)
Proceeds from principal repayments of investments and sales of investments and Paydowns	20,161	13,824
Amortization of premium/accretion of discount, net	(2,195)	(682)
Interest income paid in kind	(206)	(4)
Net change in unrealized (appreciation) depreciation on investments	1,562	(2,674)
Amortization of deferred financing costs	564	234
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,581)	(1,136)
Increase (decrease) in payable to affiliates	55	340
Increase (decrease) in interest payable on line of credit	3,204	2,105
Increase (decrease) in interest payable on loans	—	(500)
Increase (decrease) in management fees payable	424	398
Increase (decrease) in directors’ fees payable	(90)	—
Increase (decrease) in accounts payable and accrued expenses	(461)	26
Net cash provided by (used in) operating activities	(127,721)	(92,437)
Cash flows from financing activities:
Proceeds from issuance of common shares	50,500	50,500
Proceeds from line of credit payable	110,000	218,000
Repayments on line of credit payable	(27,000)	(118,000)
Proceeds from loans payable	—	18,525
Repayments on loans payable	—	(72,328)
Deferred financing costs paid	(1,546)	(1,099)
Net cash provided by (used in) financing activities	131,954	95,598
Net increase (decrease) in cash and cash equivalents	4,233	3,161
Cash and cash equivalents, beginning of period	20,428	83,904
Cash and cash equivalents, end of period	$24,661	$87,065
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense on line of credit	$10,173	$1,483
Cash paid during the period for interest on loans	$—	$878
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$21,618	$5,490

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2024

(dollars in thousands)

			Spread Above						Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Maturity Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.85%	2/1/2028	9,750	9,411	9,750	2.4%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			11.93%	4/26/2029	6,930	6,791	6,930	1.7%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.50%	11.93	%-	11.94%	4/26/2029	16,208	15,859	16,208	4.0%
Athlete Buyer, LLC	(6)	Revolver	S +	6.50%	11.93	%-	11.94%	4/26/2029	1,652	1,619	1,652	0.4%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			11.33%	11/9/2029	12,438	12,150	12,438	3.0%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			11.43%	2/1/2029	16,228	16,005	16,228	4.0%
BP Loenbro Holdings, Inc.	(6)(7)(8)(9)	Delayed Draw Term Loan	S +	6.00%			6.00%	2/1/2029	—	(13)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver	S +	6.00%			11.44%	2/1/2029	1,009	984	1,009	0.2%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan	S +	7.00%			12.48%	8/25/2028	21,835	21,427	20,844	5.1%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Delayed Draw Term Loan	S +	7.00%			7.00%	8/25/2028	—	(9)	(45)	0.0%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Revolver	S +	7.00%			7.00%	8/25/2028	—	(17)	(45)	0.0%
GPI Acquisition Co., Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			11.19%	3/30/2029	19,449	19,080	19,080	4.7%
GPI Acquisition Co., Inc.	(6)(8)(9)	Revolver	S +	5.75%			5.75%	3/30/2029	—	(10)	(10)	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	6.72%	12.16	%-	12.19%	11/3/2026	20,099	19,771	19,797	4.9%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			12.10%	6/23/2027	4,900	4,836	4,851	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.58%	1/5/2029	2,488	2,443	2,488	0.6%
Legacy Restoration LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	1/5/2029	—	(99)	—	0.0%
Legacy Restoration LLC	(6)	Revolver	S +	6.25%			11.58%	1/5/2029	240	213	240	0.1%
Max US Bidco Inc.	(6)	Senior Secured First Lien Term Loan	S +	5.00%			10.34%	10/2/2030	7,481	7,027	7,117	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	7.50%			12.95%	6/21/2029	10,000	9,702	9,702	2.4%
Obra Capital, Inc.	(6)(8)(9)	Revolver	S +	7.50%			7.50%	6/21/2029	—	(15)	(15)	0.0%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			11.96%	7/29/2027	18,711	18,280	18,711	4.6%
Prisma Graphic, LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	7/29/2027	—	(27)	—	0.0%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.74%	3/27/2029	12,000	11,760	11,760	2.9%
Proficium Purchaser, LLC	(6)(8)(9)	Revolver	S +	6.25%			6.25%	3/27/2029	—	(9)	(9)	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan	S +	6.50%			11.89%	11/22/2028	21,339	20,917	21,339	5.2%
TouchFuse, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.50%			6.50%	11/22/2028	—	(10)	—	0.0%
TouchFuse, LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	11/22/2028	—	(20)	—	0.0%
Trulite Holding Corp.	(6)	Senior Secured Term Loan	S +	6.00%			11.34%	3/1/2030	4,969	4,874	4,874	1.2%
Total Business Services										202,920	204,894	50.3%

Franchising
CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan	S +	6.25%			11.76%	6/17/2026	24,939	24,588	24,565	6.0%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.25%			11.58%	10/7/2028	13,568	13,325	13,568	3.3%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	6.25%	11.58	%-	11.59%	10/7/2028	2,050	2,002	2,050	0.5%
ESN Venture Holdings, LLC	(6)	Revolver	S +	6.25%			11.58%	10/7/2028	133	124	133	0.0%
Essence Communications Inc.	(6)(10)	Senior Secured First Lien Term Loan	S +	8.75%			14.34%	11/25/2027	6,973	6,861	6,510	1.6%
Essence Communications Inc.	(6)	Revolver	S +	6.75%	12.32	%-	12.35%	11/25/2024	7,385	7,345	6,722	1.6%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.73%	3/22/2028	13,211	13,014	13,211	3.2%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan	S +	6.25%			6.25%	3/22/2028	—	(8)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver	S +	6.25%			11.73%	3/22/2028	304	292	304	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.00%			11.59%	12/23/2026	5,024	5,001	4,864	1.2%
Total Franchising										72,544	71,927	17.5%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2024

(dollars in thousands)

			Spread Above									Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)					Interest Rate (4)			Maturity Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			11.59%	12/13/2028	4,988	4,877	4,988	1.2%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			11.59%	12/13/2028	3,003	2,886	3,003	0.7%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver				S +	6.25%			6.25%	12/13/2028	—	(67)	—	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.25%	12.83	% -	12.85%	2/23/2028	20,618	20,236	19,474	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.25%	12.82	% -	12.85%	2/23/2028	494	484	466	0.1%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.67%	10/30/2025	15,968	15,816	15,968	3.9%
North Haven USHC Acquisition, Inc.	(6)	Delayed Draw Term Loan				S +	6.25%			11.65%	10/30/2025	2,230	2,190	2,230	0.6%
North Haven USHC Acquisition, Inc.	(6)	Revolver				S +	6.50%	11.92	% -	11.93%	10/30/2025	771	761	771	0.2%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			11.32%	8/19/2027	21,200	21,127	21,200	5.2%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.50%			12.08%	11/13/2029	13,399	13,084	13,399	3.3%
P3 Acquisition Holdings LLC	(6)(9)	Delayed Draw Term Loan				S +	6.50%			6.50%	11/13/2029	—	—	—	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver				S +	6.50%			6.50%	11/13/2029	—	(12)	—	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.00%			11.27%	9/19/2028	24,063	23,465	24,063	5.9%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			11.35%	6/21/2027	9,800	9,738	9,592	2.4%
The Smilist DSO, LLC	(6)	Senior Secured First Lien Term Loan				S +	6.00%			11.33%	4/4/2029	6,614	6,520	6,520	1.6%
The Smilist DSO, LLC	(6)	Delayed Draw Term Loan				S +	6.00%	11.33	% -	11.34%	4/4/2029	1,925	1,897	1,897	0.5%
The Smilist DSO, LLC	(6)(8)(9)	Revolver				S +	6.00%			6.00%	4/4/2029	—	(6)	(6)	0.0%
YNWA Finco LLC	(6)(10)	Senior Secured Term Loan				S +	7.25%			11.69%	8/18/2027	9,820	9,820	7,959	2.0%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.94%	6/30/2028	9,900	9,743	9,900	2.4%
Zavation Medical Products, LLC	(6)	Revolver	S +	6.50	%/	P+	5.50%	11.84	% -	14.00%	6/30/2028	405	397	405	0.1%
Total Healthcare													142,956	141,829	34.9%

Technology & Telecommunications
Adswerve, Inc.	(6)	Senior Secured Term Loan				S +	4.25%			9.69%	12/4/2028	4,813	4,786	4,813	1.2%
Cartridge Technologies, LLC	(6)	Senior Secured Term Loan				S +	7.00%			12.33%	10/6/2028	23,561	23,160	23,561	5.8%
Cartridge Technologies, LLC	(6)(8)(9)	Revolver				S +	7.00%			7.00%	10/6/2028	—	(9)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.08%	10/20/2028	21,435	20,974	21,435	5.3%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.19%	7/27/2027	23,800	23,558	23,122	5.7%
Synamedia Americas Holdings, Inc.	(6)(7)(11)	Senior Secured Term Loan				S +	7.75%			13.08%	12/5/2028	9,713	9,396	9,713	2.4%
Transnetwork LLC	(6)	Senior Secured First Lien Term Loan				S +	5.50%			10.83%	12/29/2030	4,975	4,882	4,975	1.2%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.50%			12.09%	10/2/2028	23,820	23,263	23,820	5.8%
UFS, LLC	(6)	Revolver	S +	6.50	%/	P+	5.50%	11.92	% -	14.00%	10/2/2028	333	325	333	0.1%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.18%	11/1/2028	18,410	18,175	18,115	4.4%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.75%			12.19%	11/1/2028	740	728	728	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver				S +	6.75%			6.75%	11/1/2028	—	(4)	(4)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.50%			12.82%	4/23/2029	4,000	3,923	3,923	1.0%
Virtual Technologies Group, LLC	(6)	Revolver				S +	7.50%			12.82%	4/23/2029	347	338	338	0.1%
Total Technology &Telecommunications													133,495	134,872	33.2%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%	12.23	% -	12.33%	10/7/2026	14,766	14,336	14,766	3.6%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.94%	11/3/2028	23,880	23,185	22,273	5.6%
Contract Datascan, LP	(6)	Revolver				S +	7.50%	12.92	% -	12.94%	11/3/2028	800	776	733	0.2%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.50%			10.94%	6/10/2027	9,850	9,850	9,850	2.4%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			12.08%	10/2/2029	24,875	24,210	24,875	6.1%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	7.00%			12.33%	3/29/2029	21,404	20,896	20,896	5.1%
Subsea Global Solutions, LLC	(6)	Revolver				S +	7.00%	12.33	% -	12.34%	3/29/2029	600	576	576	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.83%	7/26/2027	24,560	24,530	24,560	6.0%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.25%			10.66%	12/13/2028	17,388	17,061	17,388	4.3%
VHL Logistics, Inc.	(6)(8)(9)	Revolver				S +	6.25%			6.25%	12/13/2028	—	(9)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			12.19%	7/13/2027	18,000	17,772	17,714	4.3%
Total Transportation & Logistics													153,183	153,631	37.7%
Total Debt Investments													705,098	707,153	173.6%

Equity Investment
Business Services

BP I LM Holdings, LLC	(6)(12)	Series A Units										1,000,000	1,000	1,255	0.3%
Proficium Holdings, LLC	(6)(12)	Common units										1,000,000	1,000	1,000	0.2%
													2,000	2,255	0.5%
Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units										527,145	3,500	3,810	0.9%
P3 Acquisition Holdings LLC	(6)(12)	Series A Preferred Equity										74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(12)	Class A Memberhip Units										6,831	1,000	850	0.2%
													5,000	5,160	1.2%
Technology & Telecommunications
Veradata Holdings, LLC	(6)(12)	Class A Units										250	250	262	0.1%
Virtual Technologies Group, LLC	(6)(12)	Series A Preferred Units										1,000,000	1,000	1,000	0.2%
													1,250	1,262	0.3%

Total Equity Investment													8,250	8,677	2.0%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(12)	Common Stock Warrant										441	130	130	0.0%
Contract Datascan, LP	(6)(12)	Series A Preferred Warrant										51	15	15	0.0%
Total Warrants													145	145	0.0%

Total Investments													$713,493	$715,975	175.6%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund								5.23%		6,938	6,938	6,938	1.7%
Total Cash Equivalents													6,938	6,938	1.7%

Total Investments and cash equivalents													$720,431	$722,913	177.3%

Liabilities in Excess of Other Assets														(315,089)	(77.3)%

Net Assets														$407,824	100.0%

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
(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at June 30, 2024. As of June 30, 2024, the P was 8.50%. As of June 30 2024, the effective rates for 1M S and 3M S are 5.34%, and 5.36%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $407,824 as of June 30, 2024.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC and pledged as collateral for the credit facility held through SPV-1.
(8)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.

(9)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(10)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies”.
(11)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these non-qualifying securities is $9,713 or 1.3% of the Company’s total assets.

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
(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, the P was 8.50%. As of December 31, 2023, the effective rates for 1M S and 3M S are 5.34%, and 5.36%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $323,377 as of December 31, 2023.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(9)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(10)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies”.
(11)	Non-income producing.
(12)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and six months ended June 30, 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of June 30, 2024, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and six months ended June 30, 2024, $170 amendment fee income and $225 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and six months ended June 30, 2024, $113 and $206 PIK interest has been recorded, respectively. For the three and six months ended June 30, 2023, zero and $4 PIK interest has been recorded, respectively.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740).” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and effective for all other business entities one year later, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2023-09 on its consolidated financial statements.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and six months ended June 30, 2024, the Company incurred expenses of $219 and $392, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of $366 and $456, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2024 and December 31, 2023, $219 and $164, respectively, was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and six months ended June 30, 2024, the Investment Adviser earned a base management fee of $1,466 and $2,772, respectively. For the three and six months ended June 30, 2023, the Investment Adviser earned a base management fee of $819 and $1,527, respectively. As of June 30, 2024 and December 31, 2023, base management fees of $1,466 and $1,042, respectively, were payable.

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

For the three and six months ended June 30, 2024, the Company incurred directors’ fees of $75 and $150, respectively. For the three and six months ended June 30, 2023, the Company incurred directors’ fees of $75 and $150, respectively. As of June 30, 2024 and December 31, 2023, directors’ fees of $120 and $210, respectively, were payable.

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

For the six months ended June 30, 2024, the company has allocable participation in co - investments based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Legacy Restoration, LLC, Medical Management Holdings, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC and Zavation Medical Products, LLC.

Other

For the six months ended June 30, 2024, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024:

	As of June 30, 2024
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$408,613	$408,079	57.1%
Senior Secured Term Loan	257,033	259,410	36.2%
Delayed Draw Term Loan	25,907	26,537	3.7%
Revolver	13,545	13,127	1.8%
Common Units	3,250	3,367	0.5%
Preferred Units	5,000	5,310	0.7%
Warrants	145	145	0.0%
	$713,493	$715,975	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	As of December 31, 2023
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$320,774	$323,088	57.4%
Senior Secured Term Loan	208,134	209,893	37.3%
Delayed Draw Term Loan	20,531	21,072	3.7%
Revolver	4,068	3,642	0.7%
Common Units	1,250	1,106	0.2%
Preferred Units	4,000	4,000	0.7%
Warrants	145	145	0.0%
Total	$558,902	$562,946	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of June 30, 2024:

	As of June 30, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$207,149	28.9%
Transportation & Logistics	153,776	21.5%
Healthcare	146,989	20.5%
Technology & Telecommunications	136,134	19.0%
Franchising	71,927	10.1%
	$715,975	100.0%

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

As of June 30, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$408,079	$—	$—	$408,079
Senior Secured Term Loan	259,410	—	—	259,410
Delayed Draw Term Loan	26,537	—	—	26,537
Revolver	13,127	—	—	13,127
Common Units	3,367	—	—	3,367
Preferred Units	5,310	—	—	5,310
Warrants	145	—	—	145
Total Investments	715,975	—	—	715,975
Cash Equivalents	6,938	6,938	—	—
Total Investments and cash equivalents	$722,913	$6,938	$—	$715,975

As of December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2023
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$323,088	$—	$—	$323,088
Senior Secured Term Loan	209,893	—	—	209,893
Delayed Draw Term Loan	21,072	—	—	21,072
Revolver	3,642	—	—	3,642
Common Units	1,106	—	—	1,106
Preferred Units	4,000	—	—	4,000
Warrants	145	—	—	145
Total investments	562,946	—	—	562,946
Cash equivalents	26,361	26,361	—	—
Total investments and cash equivalents	$589,307	$26,361	$—	$562,946

The following is a reconciliation for the six months ended June 30, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the six months ended June 30, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	97,719	54,586	5,391	11,655	2,000	1,000	—	172,351
Accretion of discount (amortization of premium)	1,184	802	108	101	—	—	—	2,195
Sales and repayments	(11,077)	(6,684)	(121)	(2,279)	—	—	—	(20,161)
Unrealized gain (loss)	(2,846)	618	87	8	261	310	—	(1,562)
Paid in-kind interest	11	195	—	—	—	—	—	206
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$408,079	$259,410	$26,537	$13,127	$3,367	$5,310	$145	$715,975
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,846)	$618	$87	$8	$261	$310	$—	$(1,562)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2024.

The following is a reconciliation for the six months ended June 30, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A	Class A
	Lien Term	Term	Draw		Class A	Preferred	Membership
	Loan	Loan	Term Loan	Revolver	Units	Units	Units	Total
Fair value at beginning of period	$173,883	$48,285	$(184)	$566	$250	$—	$—	$222,800
Purchases	101,267	480	2,275	7,921	—	3,500	1,000	116,443
Accretion of discount (amortization of premium)	389	229	34	30	—	—	—	682
Sales and repayments	(9,934)	(3,259)	(1)	(630)	—	—	—	(13,824)
Unrealized gain (loss)	1,213	982	189	250	40	—	—	2,674
Paid in-kind interest	4	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$266,822	$46,717	$2,313	$8,137	$290	$3,500	$1,000	$328,779
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,213	$982	$189	$250	$40	$—	$—	$2,674

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2024, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Low	High
Debt investments	$707,153	Discounted Cash Flows	Discount Rate	7.77%	17.09%
		Enterprise Value	Revenue Multiple	1.10x	1.30x
		Public Quoted	Broker Quote	N/A	N/A
		Recent Acquisitions	N/A	N/A	N/A
Equity investments	8,677	Enterprise Value	EBITDA Multiple	5.50x	12.00x
		Recent Acquisitions	N/A	N/A	N/A
Warrants	145	Enterprise Value	EBITDA Multiple	7.25x	8.25x
Total investments	$715,975
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 222% and 228%, respectively. As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of City National Bank and the Company. As of June 30, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $173 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of June 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,189 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2024 and December 31, 2023, there was $15,000 and $0, respectively, undrawn portion on the line of credit provided under this credit facility. As of June 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $335,000 and $225,000, respectively, and this carrying value approximates fair value.

As of June 30, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $7,257 and $4,054, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023
Interest expense on line of credit	$7,207	$2,307
Amortization of deferred financing costs	$302	$144
Weighted average interest rate	8.56%	7.66%

	For the Six Months Ended June 30,
	2024	2023
Interest expense on line of credit	$13,376	$3,588
Amortization of deferred financing costs	$564	$234
Weighted average interest rate	8.57%	7.38%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and six months ended June 30, 2024, the Company incurred fees of $0, which are shown as interest expense on loans on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred fees of $39 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, the Company had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of June 30, 2024.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2024 and December 31, 2023, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of June 30, 2024:

Investments	Asset Classification	Unfunded Commitment
BP Loenbro Holdings, Inc.	Revolver	$826
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	200
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	2,661
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	2,615
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Firebirds Buyer, LLC	Revolver	507
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
GPI Acquisition Co., Inc.	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	1,260
North Haven USHC Acquisition, Inc.	Revolver	330
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
Obra Capital Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	400
THE SMILIST DSO, LLC	Delayed Draw Term Loan	268
THE SMILIST DSO, LLC	Revolver	439
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	667
Veradata Holdings, LLC	Revolver	250
VHL Parent, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	153
Zavation Medical Products, LLC	Revolver	95
Total Unfunded Commitments		$45,840

The following table details the Company’s unfunded commitments as of December 31, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$1,652
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	600
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,309
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	7,563
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	405
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	826
OPCO Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	840
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	320
Total Unfunded Commitments		$39,923

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of June 30, 2024 and December 31, 2023, the unfunded capital commitment from the investors was $0 and $50,500, of which $0 and $500, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For Three Months ended June 30,				For Six Months ended June 30,
	2024		2023		2024		2023
Net increase in net assets resulting from operations	$12,725		$5,921		$23,193		$12,075
Weighted average shares of common stock outstanding—basic and diluted	37,976,484	(1)	20,580,522	(2)	35,860,303	(3)	18,770,348	(4)
Net change in net assets resulting from operations per share—basic and diluted	$0.34		$0.29		$0.65		$0.64
(1)	The weighted average shares outstanding for the three months ended June 30, 2024, are based on the average of outstanding shares as of March 31, 2024 and June 30, 2024.
(2)	The weighted average shares outstanding for the three months ended June 30, 2023, are based on the average of outstanding shares as of March 31, 2023 and June 30, 2023.
(3)	The weighted average shares outstanding for the six months ended June 30, 2024, are based on the average of outstanding shares as of December 31, 2023, March 31, 2024 and June 30, 2024.
(4)	The weighted average shares outstanding for the six months ended June 30, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023 and June 30, 2023.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the Six months ended June 30, 2024 and 2023:

	For Six Months ended June 30,
	2024	2023
Per share data: (1)
Net asset value at beginning of period	$10.22	$10.07
Results of operations (2)
Net investment income (loss)	0.69	0.50
Net change in unrealized appreciation (depreciation)	(0.04)	0.14
Net increase (decrease) in net assets resulting from operations (2)	0.65	0.64
Stockholder distributions from income	(0.29)	(0.21)
Capital share transactions
Issuance of common shares (3)	0.02	(0.09)
Reinvestment of stockholder distributions	0.00	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	0.02	(0.10)
Net asset value at end of period	$10.60	$10.40
Shares outstanding at end of period	38,491,359	20,787,609
Total return (4)	3.72%	3.28%
Ratio/Supplemental data:
Net assets at end of period	$407,824	$216,281
Ratio of net investment income to average net assets (5)	12.37%	9.10%
Ratio of net expenses to average net assets (5)	9.26%	6.69%
Portfolio turnover (6)	2.89%	4.47%
Asset coverage ratio(7)	222%	208%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher than the net asset value per share results in an increase in net asset value per share.
(4)	The total return for the six months ended June 30, 2024 was calculated by taking the increase of net asset value per share from December 31, 2023 to June 30, 2024, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2023.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	37,461,609	$381,549	20,373,434	$203,212
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	1,029,750	10,864	414,175	4,278
Balance at end of period	38,491,359	$392,413	20,787,609	$207,490

The following table summarizes the total shares issued for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	31,627,942	$320,295	15,150,000	$151,500
Issuance of common shares	4,809,524	50,500	5,101,010	50,500
Reinvestments of stockholder distributions	2,053,893	21,618	536,599	5,490
Balance at end of period	38,491,359	$392,413	20,787,609	$207,490

13.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024.

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

●	the Company’s future operating results;
●	possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health crises;
●	lack of sufficient investment opportunities;
●	volatility of leveraged loan markets;
●	risk of borrower default;
●	the restricted nature of investment positions;
●	the illiquid nature of our portfolio;
●	interest rate volatility;
●	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;
●	the impact of increased competition;
●	the Company’s contractual arrangements and relationships with third parties;
●	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

●	the ability of the Company’s prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of the Investment Adviser;
●	the ability of the Investment Adviser and its affiliates to retain talented professionals;
●	the Company’s expected financings and investments;
●	the Company’s ability to pay dividends or make distributions;
●	the adequacy of the Company’s cash resources;
●	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;
●	the impact of future acquisitions and divestitures;
●	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (“RIC”); and
●	future changes in laws or regulations and conditions in the Company’s operating areas.

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

Cash Flows

During the six months ended June 30, 2024, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $128 million, and net cash provided by financing activities was $132 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of June 30, 2024, cash and cash equivalents was $25 million.

During the six months ended June 30, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $92 million, and net cash provided by financing activities was $96 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of June 30, 2023, cash and cash equivalents was $87 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2024 and December 31, 2023, our asset coverage was 222% and 228%, respectively. As of June 30, 2024 and December 31, 2023, we were in compliance with the terms and covenants of all the borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of City National Bank and the Company. As of June 30, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $173 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of June 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,189 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2024 and December 31, 2023, there was $15,000 and $0, respectively, undrawn portion on the line of credit provided under this credit facility. As of June 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $335,000 and $225,000, respectively, and this carrying value approximates fair value.

As of June 30, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $7,257 and $4,054, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023
Interest expense on line of credit	$7,207	$2,307
Amortization of deferred financing costs	$302	$144
Weighted average interest rate	8.56%	7.66%

	For the Six Months Ended June 30,
	2024	2023
Interest expense on line of credit	$13,376	$3,588
Amortization of deferred financing costs	$564	$234
Weighted average interest rate	8.57%	7.38%

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

We agree to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and six months ended June 30, 2024, we incurred fees of $0, which are shown as interest expense on loans on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, we incurred fees of $39 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, we had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of June 30, 2024.

Portfolio and Investment Activity

As of June 30, 2024, we had investments in 47 portfolio companies with an aggregate fair value of $715,975. As of December 31, 2023, we had investments in 33 portfolio companies with an aggregate fair value of $562,946.

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
Net Investment Activity	2024	2023
Purchases	$50,798	$47,549
Sales and Repayments	(14,275)	(9,545)
Net Portfolio Activity	$36,523	$38,004

	Six Months Ended June 30,
Net Investment Activity	2024	2023
Purchases	$172,351	$116,443
Sales and Repayments	(20,161)	(13,824)
Net Portfolio Activity	$152,190	$102,619

	Three Months Ended June 30,
	2024		2023
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$38,932	76.6%	$36,125	76.0%
Senior Secured Term Loan	—	0.0%	480	1.0%
Delayed Draw Term Loan	2,239	4.4%	2,290	4.8%
Revolver	8,627	17.0%	7,654	16.1%
Common Units	—	0.0%	1,000	2.1%
Preferred Units	1,000	2.0%	—	0.0%

	Six Months Ended June 30,
	2024		2023
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$97,719	56.7%	$101,267	87.0%
Senior Secured Term Loan	54,586	31.7%	480	0.4%
Delayed Draw Term Loan	5,391	3.1%	2,275	1.9%
Revolver	11,655	6.8%	7,921	6.8%
Common Units	2,000	1.1%	1,000	0.9%
Preferred Units	1,000	0.6%	3,500	3.0%

As of June 30, 2024, our investments consisted of the following:

	As of June 30, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$408,613	$408,079
Senior Secured Term Loan	257,033	259,410
Delayed Draw Term Loan	25,907	26,537
Revolver	13,545	13,127
Common Units	3,250	3,367
Preferred Units	5,000	5,310
Warrants	145	145
Total	$713,493	$715,975

As of December 31, 2023, our investments consisted of the following:

	As of December 31, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$320,774	$323,088
Senior Secured Term Loan	208,134	209,893
Delayed Draw Term Loan	20,531	21,072
Revolver	4,068	3,642
Common Units	1,250	1,106
Preferred Units	4,000	4,000
Warrants	145	145
	$558,902	$562,946

The table below describes investments by industry composition based on fair value as of June 30, 2024:

	As of June 30, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$207,149	28.9%
Transportation & Logistics	153,776	21.5%
Technology & Telecommunications	136,134	19.0%
Healthcare	146,989	20.5%
Franchising	71,927	10.1%
Total	$715,975	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2023:

	As of December 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.7%
Total	$562,946	100.0%

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

	As of			As of
	June 30, 2024			December 31, 2023
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$21,200	3.0%	1	$21,200	3.8%	1
3	—	0.0%	—	9,875	1.8%	1
4	531,020	74.2%	35	415,150	73.7%	24
5	109,821	15.3%	7	95,241	16.9%	5
6	32,743	4.6%	2	—	0.0%	—
7	13,232	1.8%	1	21,480	3.8%	2
8	7,959	1.1%	1	—	0.0%	—
Total	$715,975	100.0%	47	$562,946	100.0%	33

Results of Operations

The following tables represent the operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months ended June 30,
	2024	2023
Total investment income	$23,097	$9,140
Less: total expenses	(9,804)	(4,278)
Net investment income (loss), before taxes	13,293	4,862
Income tax expense, including excise tax	—	—
Net investment income (loss), after taxes	13,293	4,862
Net change in unrealized gain (loss)	(568)	1,059
Net increase (decrease) in net assets resulting from operations	$12,725	$5,921

	Six Months ended June 30,
	2024	2023
Total investment income	$43,302	$16,704
Less: total expenses	(18,533)	(7,303)
Net investment income (loss), before taxes	24,769	9,401
Income tax expense, including excise tax	14	—
Net investment income (loss), after taxes	24,755	9,401
Net change in unrealized gain (loss)	(1,562)	2,674
Net increase (decrease) in net assets resulting from operations	$23,193	$12,075

Investment Income

Investment income for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months ended June 30,
	2024	2023
Interest income	$22,693	$9,138
Dividend income	9	2
Other Income	395	—
Total investment income	$23,097	$9,140

	Six Months ended June 30,
	2024	2023
Interest income	$42,898	$16,702
Dividend income	9	2
Other Income	395	—
Total investment income	$43,302	$16,704

For the six months ended June 30, 2024, we generated investment income of $43,302, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 47 portfolio companies held during the period. For the six months ended June 30, 2023, we generated investment income of $16,704, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 21 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR and LIBOR rates during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months ended June 30,
	2024	2023
Interest expense on line of credit	$7,207	$2,307
Management fees	1,466	819
Amortization of deferred financing costs	302	144
Overhead expenses	219	366
Professional fees	196	184
Other general and administrative expenses(1)	177	177
Administration fees	142	130
Directors’ fees	75	75
Custody fees	20	37
Facility expenses(1)	—	—
Interest expense on loans	—	39
Total expenses	$9,804	$4,278
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three and six months ended June 30, 2023, to break out facility expenses out of other general and administrative expenses.

	Six Months ended June 30,
	2024	2023
Interest expense on line of credit	$13,376	$3,588
Management fees	2,772	1,527
Amortization of deferred financing costs	564	234
Professional fees	393	431
Overhead expenses	392	456
Other general and administrative expenses(1)	389	234
Facility expenses(1)	251	50
Administration fees	214	185
Directors’ fees	150	150
Custody fees	32	70
Interest expense on loans	—	378
Total expenses	$18,533	$7,303

(1)

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the six months ended June 30, 2023 and 2024, to break out facility expenses out of other general and administrative expenses.

The increase in interest expense during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023 and the upsizes on this facility during the six months ended June 30, 2024.

For the six months ended June 30, 2024, we incurred management fees of $2,772. For the six months ended June 30, 2023, we incurred management fees of $1,527. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(568)	$1,059
Total net realized and unrealized gain (loss) on investments	$(568)	$1,059

	Six Months ended June 30,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(1,562)	$2,674
Total net realized and unrealized gain (loss) on investments	$(1,562)	$2,674

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the three and six months ended June 30, 2024 and 2023. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The valuation mark down on a few portfolio holdings such as Contract Datascan, LP, Max US Bidco Inc. and YNWA Finco LLC contributed to the increase in unrealized loss during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $45.8 million and $39.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of June 30, 2024, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(756)	—	(756)
Base Interest Rate	—	—	—
+100 Basis Points	3,023	—	3,023
+200 Basis Points	6,046	—	6,046
+300 Basis Points	9,068	—	9,068

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of June 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 21, 2024 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: August 9, 2024	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: August 9, 2024	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer