Form 10-Q
period 2024-09-30
Brightwood Capital Corp I
filed 2024-11-07
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 OR

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

As of November 7, 2024 the registrant had 39,725,988 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $737,431 and $558,902, respectively)	$739,821	$562,946
Cash and cash equivalents	30,987	20,428
Interest and paydown receivable	6,636	6,809
Deferred financing costs	4,147	2,380
Total assets	$781,591	$592,563
Liabilities
Line of credit payable	$350,000	$252,000
Interest payable on line of credit	7,456	4,054
Due to affiliates	249	164
Management fees payable (See Note 3)	1,534	1,042
Distributions payable	—	10,753
Directors’ fees payable (See Note 3)	165	210
Accounts payable and accrued expenses	902	963
Total liabilities	$360,306	$269,186
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 39,725,988 and 31,627,942 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$397	$316
Paid-in-capital in excess of par value	405,028	319,904
Total distributable earnings (loss)	15,860	3,157
Total net assets	$421,285	$323,377
Total liabilities and net assets	$781,591	$592,563
Net asset value per share (See Note 9)	$10.60	$10.22

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$23,093	$11,695	$65,992	$28,397
Other income	411	141	805	141
Dividend income	7	3	16	5
Total investment income	$23,511	$11,839	$66,813	$28,543

Expenses:
Interest expense on line of credit	$7,293	$3,216	$20,669	$6,804
Management fees	1,534	870	4,306	2,397
Amortization of deferred financing costs	265	146	829	380
Overhead expenses	249	168	641	624
Professional fees	208	159	601	590
Other general and administrative expenses(1)	167	166	556	400
Administration fees	147	50	361	235
Directors’ fees	75	75	225	225
Custody fees	20	11	51	81
Facility expenses(1)	—	11	251	61
Interest expense on loans	—	—	—	378
Total expenses	$9,958	$4,872	$28,490	$12,175
Net investment income (loss), before taxes	$13,553	$6,967	$38,323	$16,368
Income tax expense, including excise tax	—	—	14	—
Net investment income (loss), after taxes	$13,553	$6,967	$38,309	$16,368

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(92)	642	(1,654)	3,316
Total net realized and unrealized gain (loss) on investments	$(92)	$642	$(1,654)	$3,316
Net increase (decrease) in net assets resulting from operations	$13,461	$7,609	$36,655	$19,684
Per share data:
Net investment income (loss) per share	$0.35	$0.30	$1.04	$0.80
Net increase (decrease) in net assets resulting from operations per share	$0.34	$0.32	$1.00	$0.96
Weighted average common shares outstanding	39,108,673	23,455,350	36,826,724	20,608,534
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, to break out facility expenses out of other general and administrative expenses.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,553	$6,967	$38,309	$16,368
Net change in unrealized appreciation (depreciation) on investments	(92)	642	(1,654)	3,316
Net increase in net assets resulting from operations	13,461	7,609	36,655	19,684
Shareholder distributions:
Distributions of investment income	(13,086)	(4,989)	(23,951)	(9,267)
Net increase (decrease) in net assets resulting from shareholder distributions	(13,086)	(4,989)	(23,951)	(9,267)
Capital share transactions:
Issuance of common shares, net	—	50,500	50,500	101,000
Reinvestments of stockholder distributions	13,086	4,989	34,704	10,479
Net increase in net assets resulting from capital share transactions	13,086	55,489	85,204	111,479
Total increase in net assets	$13,461	$58,109	$97,908	$121,896
Net assets, at beginning of period	407,824	216,281	323,377	152,494
Net assets, at end of period	$421,285	$274,390	$421,285	$274,390

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$36,655	$19,684
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(220,362)	(179,211)
Proceeds from principal repayments of investments and sales of investments and paydowns	45,631	25,788
Amortization of premium/accretion of discount, net	(3,379)	(1,296)
Interest income paid in kind	(419)	(4)
Net change in unrealized (appreciation) depreciation on investments	1,654	(3,316)
Amortization of deferred financing costs	829	380
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	173	(1,616)
Increase (decrease) in payable to affiliates	85	43
Increase (decrease) in interest payable on line of credit	3,402	2,745
Increase (decrease) in interest payable on loans	—	(500)
Increase (decrease) in management fees payable	492	449
Increase (decrease) in directors’ fees payable	(45)	45
Increase (decrease) in accounts payable and accrued expenses	(61)	151
Net cash provided by (used in) operating activities	(135,345)	(136,658)
Cash flows from financing activities:
Proceeds from issuance of common shares	50,500	101,000
Proceeds from line of credit payable	125,000	253,000
Repayments on line of credit payable	(27,000)	(183,000)
Proceeds from loans payable	—	18,525
Repayments on loans payable	—	(72,328)
Deferred financing costs paid	(2,596)	(1,099)
Net cash provided by (used in) financing activities	145,904	116,098
Net increase (decrease) in cash and cash equivalents	10,559	(20,560)
Cash and cash equivalents, beginning of period	20,428	83,904
Cash and cash equivalents, end of period	$30,987	$63,344
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$17,267	$4,059
Cash paid during the period for interest on loans	$—	$878
Supplemental disclosure of non-cash financing activities:	—	—
Issuance of common shares pursuant to dividend reinvestment plan	$34,704	$10,479

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2024

(dollars in thousands)

			Spread Above								Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)					Interest Rate (4)			Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.12%	2/1/2028	9,625	9,313	9,625	2.3%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.45%	4/26/2029	6,913	6,781	6,913	1.6%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.50%			11.45%	4/26/2029	16,167	15,838	16,167	3.8%
Athlete Buyer, LLC	(6)	Revolver				S +	6.50%			11.45%	4/26/2029	1,652	1,621	1,652	0.4%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			11.11%	11/9/2029	12,406	12,133	12,406	2.9%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			11.35%	2/1/2029	16,126	15,916	16,126	3.8%
BP Loenbro Holdings, Inc.	(6)(7)(8)(9)	Delayed Draw Term Loan				S +	6.00%			6.00%	2/1/2029	—	(12)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver				S +	6.00%	10.95	%-	11.20%	2/1/2029	1,101	1,077	1,101	0.3%
CSG Buyer, Inc.	(7)	Senior Secured First Lien Term Loan				S +	6.00%			11.26%	7/29/2029	14,963	14,739	14,739	3.5%
Elevator Intermediate Holdings, Inc.	(6)	Senior Secured First Lien Term Loan				S +	6.50%			11.25%	8/25/2028	21,780	21,398	21,392	5.1%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Delayed Draw Term Loan				S +	6.50%			6.50%	8/25/2028	—	(9)	(18)	0.0%
Elevator Intermediate Holdings, Inc.	(6)(8)(9)	Revolver				S +	6.50%			6.50%	8/25/2028	—	(16)	(18)	0.0%
GPI Acquisition Co., Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.91%	3/30/2029	19,399	19,050	19,399	4.6%
GPI Acquisition Co., Inc.	(6)(8)(9)	Revolver				S +	5.75%			5.75%	3/30/2029	—	(9)	—	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan				S +	7.02%	11.94	%-	11.97%	11/3/2026	19,813	19,524	19,416	4.6%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.16%	6/23/2027	4,887	4,829	4,855	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.85%	1/5/2029	2,481	2,439	2,481	0.6%
Legacy Restoration LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.25%			6.25%	1/5/2029	—	(94)	—	0.0%
Legacy Restoration LLC	(6)	Revolver				S +	6.25%			10.85%	1/5/2029	540	514	540	0.1%
MAPS Buyer, Inc.		Senior Secured First Lien Term Loan				S +	6.25%			11.34%	9/6/2029	5,000	4,877	4,877	1.2%
MAPS Buyer, Inc.	(8)(9)	Revolver				S +	6.25%			6.25%	9/6/2029	—	(12)	(12)	0.0%
Max US Bidco Inc.	(6)	Senior Secured First Lien Term Loan				S +	5.00%			9.85%	10/2/2030	7,463	7,027	7,015	1.7%
Obra Capital, Inc.	(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.53%	6/21/2029	10,000	9,717	9,717	2.3%
Obra Capital, Inc.	(8)(9)	Revolver				S +	7.50%			7.50%	6/21/2029	—	(14)	(14)	0.0%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			11.46%	7/29/2027	18,664	18,269	18,664	4.4%
Prisma Graphic, LLC	(6)(8)(9)	Revolver				S +	6.50%			6.50%	7/29/2027	—	(25)	—	0.0%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan				S +	5.75%			10.54%	3/27/2029	11,850	11,626	11,850	2.8%
Proficium Purchaser, LLC	(6)(8)(9)	Revolver				S +	5.75%			5.75%	3/27/2029	—	(9)	—	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			11.64%	11/22/2028	21,285	20,888	21,285	5.1%
TouchFuse, LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.25%			6.25%	11/22/2028	—	(9)	—	0.0%
TouchFuse, LLC	(6)(8)(9)	Revolver				S +	6.25%			6.25%	11/22/2028	—	(19)	—	0.0%
Trulite Holding Corp.	(6)	Senior Secured Term Loan				S +	6.00%			11.25%	3/1/2030	4,938	4,848	4,938	1.2%
W Services Group, LLC		Senior Secured First Lien Term Loan				S +	5.50%			10.10%	9/24/2029	10,000	9,801	9,801	2.3%
W Services Group, LLC	(8)(9)	Delayed Draw Term Loan				S +	5.50%			5.50%	9/24/2029	—	(5)	(5)	0.0%
W Services Group, LLC	(8)(9)	Revolver				S +	5.50%			5.50%	9/24/2029	—	(10)	(10)	0.0%
Total Business Services													231,982	234,882	55.8%

Franchising
CDM Fitness Holdings, LLC	(6)(7)(10)	Senior Secured First Lien Term Loan				S +	6.25%			10.99%	6/17/2026	24,939	24,633	24,590	5.8%
ESN Venture Holdings, LLC	(6)	Senior Secured First Lien Term Loan				S +	5.75%			10.35%	10/7/2028	13,533	13,305	13,533	3.2%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	5.50	% /	S +	5.75%	10.34	%-	11.01%	10/7/2028	4,084	4,073	4,084	1.0%
ESN Venture Holdings, LLC	(6)	Revolver				S +	5.75%			10.35%	10/7/2028	144	136	144	0.0%
Essence Communications Inc.	(6)(10)	Senior Secured First Lien Term Loan				S +	6.75%			11.70%	11/25/2027	6,981	6,877	6,373	1.5%
Essence Communications Inc.	(6)(10)	Revolver				S +	6.75%			12.02%	11/25/2024	7,424	7,409	6,549	1.6%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.20%	3/22/2028	13,178	12,995	13,178	3.1%
Firebirds Buyer, LLC	(6)(8)(9)	Delayed Draw Term Loan				S +	6.25%			6.25%	3/22/2028	—	(7)	—	0.0%
Firebirds Buyer, LLC	(6)	Revolver				S +	6.25%			11.20%	3/22/2028	466	455	466	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan				S +	6.00%			11.38%	12/23/2026	5,011	4,990	4,955	1.2%
Team Car Care, LLC		Senior Secured First Lien Term Loan				S +	4.50%			8.75%	6/28/2031	3,000	2,997	2,997	0.7%
Total Franchising													77,863	76,869	18.2%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2024

(dollars in thousands)

			Spread Above						Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Raference Rate (4)		Interest Rate (4)			Maturity Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			11.17%	12/13/2028	4,963	4,858	4,963	1.2%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.25%			11.10%	12/13/2028	2,988	2,877	2,988	0.7%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver	S +	6.25%			6.25%	12/13/2028	—	(63)	—	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan	S +	7.25%	12.57	% -	12.80%	2/23/2028	20,565	20,210	19,352	4.6%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	S +	7.25%	12.31	% -	12.62%	2/23/2028	492	484	463	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			11.28%	4/26/2029	20,935	20,867	20,935	5.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	S +	6.50%			11.87%	11/13/2029	13,365	13,066	13,365	3.2%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	S +	6.50%			11.56%	11/13/2029	67	65	67	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	11/13/2029	—	(11)	—	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan	S +	6.00%			11.21%	9/19/2028	23,750	23,196	23,750	5.6%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			10.62%	6/21/2027	9,775	9,719	9,319	2.2%
The Smilist DSO, LLC	(6)	Senior Secured First Lien Term Loan	S +	6.00%			10.60%	4/4/2029	6,598	6,508	6,598	1.6%
The Smilist DSO, LLC	(6)	Delayed Draw Term Loan	S +	6.00%	10.60	% -	11.29%	4/4/2029	2,188	2,157	2,188	0.5%
The Smilist DSO, LLC	(6)(8)(9)	Revolver	S +	6.00%			6.00%	4/4/2029	—	(6)	—	0.0%
YNWA Finco LLC	(6)(10)	Senior Secured Term Loan	S +	3.25%			8.21%	8/18/2027	9,958	9,958	7,278	1.7%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.50%	10.46	% -	10.88%	6/30/2028	13,104	12,927	13,104	3.1%
Zavation Medical Products, LLC	(6)	Revolver	S +	5.50%	10.24	% -	10.29%	6/30/2028	195	187	195	0.0%
Total Healthcare										126,999	124,565	29.5%

Technology & Telecommunications
Adswerve, Inc.	(6)	Senior Secured Term Loan	S +	4.25%			9.55%	12/4/2028	4,719	4,695	4,719	1.1%
Catridge Technologies, LLC	(6)	Senior Secured Term Loan	S +	7.00%			12.11%	10/6/2028	22,780	22,414	22,780	5.4%
Catridge Technologies, LLC	(6)(8)(9)	Revolver	S +	7.00%			7.00%	10/6/2028	—	(8)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%			11.35%	10/20/2028	21,300	20,868	21,300	5.1%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.70%	7/27/2027	23,429	23,210	22,744	5.4%
Synamedia Americas Holdings, Inc.	(6)(7)(11)	Senior Secured Term Loan	S +	7.75%			12.35%	12/5/2028	9,588	9,293	9,588	2.3%
Transnetwork LLC	(6)	Senior Secured First Lien Term Loan	S +	5.50%			10.10%	12/29/2030	4,963	4,874	4,963	1.2%
UFS, LLC	(6)(7)	Senior Secured Term Loan	S +	6.50%			11.36%	10/2/2028	23,760	23,237	23,760	5.6%
UFS, LLC	(6)(8)(9)	Revolver	S +	6.50%			6.50%	10/2/2028	—	(8)	—	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.46%	11/1/2028	18,363	18,142	18,179	4.3%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.25%			11.20%	11/1/2028	738	727	731	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver	S +	6.25%			6.25%	11/1/2028	—	(3)	(3)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan	S +	7.50%			12.35%	4/23/2029	3,975	3,903	3,975	0.9%
Virtual Technologies Group, LLC	(6)	Revolver	S +	7.50%			12.35%	4/23/2029	347	338	347	0.1%
Total Technology &Telecommunications										131,682	133,083	31.6%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%			12.33%	10/7/2026	14,730	14,347	14,214	3.4%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan	S +	7.50%			12.83%	11/3/2028	23,820	23,167	22,138	5.3%
Contract Datascan, LP	(6)	Revolver	S +	7.50%	12.26	% -	12.86%	11/3/2028	800	778	729	0.2%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%	11.52	% -	11.62%	6/10/2027	16,807	16,671	16,807	4.0%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%			11.92%	10/2/2029	24,813	24,181	24,813	5.9%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan	S +	7.00%			11.60%	3/29/2029	21,404	20,923	21,270	5.0%
Subsea Global Solutions, LLC	(6)	Revolver	S +	7.00%	11.95	% -	12.30%	3/29/2029	375	353	369	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			11.79%	7/26/2027	24,498	24,470	24,498	5.8%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	5.25%			10.66%	12/13/2028	17,388	17,080	17,388	4.1%
VHL Logistics, Inc.	(6)(8)(9)	Revolver	S +	5.25%			5.25%	12/13/2028	—	(9)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.70%	7/13/2027	17,750	17,544	17,706	4.2%
Total Transportation & Logistics										159,505	159,932	38.0%
Total Debt Investments										728,031	729,331	173.1%

Equity Investment
Business Services

BP I LM Holdings, LLC	(6)(12)	Series A Units							1,000,000	1,000	1,260	0.3%
MAPS Buyer, Inc.	(12)	Common Units							505	505	505	0.1%
Proficium Purchaser, LLC	(6)(12)	Common Units							1,000,000	1,000	1,807	0.5%
										2,505	3,572	0.9%
Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units							527,145	3,500	3,890	0.9%
P3 Acquisition Holdings LLC	(6)(12)	Series A Preferred Equity							74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(12)	Class A Memberhip Units							6,831	1,000	786	0.2%
										5,000	5,176	1.2%
Technology & Telecommunications
Veradata Holdings, LLC	(6)	Class A Units							250	250	310	0.1%
Virtual Technologies Group, LLC	(6)(12)	Series A Preferred Units							1,000,000	1,000	1,040	0.2%
Virtual Technologies Group, LLC	(6)(12)	Special Incentive Units							138,408	—	14	0.0%
										1,250	1,364	0.3%
Transportation & Logistics
Coregistics TopCo LLC	(6)(12)	Class A Units							500,000	500	365	0.1%
Total Equity Investment										9,255	10,477	2.5%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(12)	Common Stock Warrant							441	130	—	0.0%
Contract Datascan, LP	(6)(12)	Series A Preferred Warrant							51	15	13	0.0%
Total Warrants										145	13	0.0%

Total Investments										$737,431	$739,821	175.6%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund					4.80%		10,859	10,859	10,859	2.6%
Total Cash Equivalents										10,859	10,859	2.6%

Total Investments and cash equivalents										$748,290	$750,680	178.2%

Liabilities in Excess of Other Assets											(329,395)	(78.2)%

Net Assets											$421,285	100.0%

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
(4)

All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at September 30, 2024. As of September 30, 2024, the P was 8.00%. As of September 30 2024, the effective rates for 1M S and 3M S are 5.16%, and 5.31%, respectively. For portfolio companies with multiple interest rate contracts, an interest rate range is shown to cover all the current interest rates in effect as of September 30, 2024. For fixed rate loans, a spread above a reference rate is not applicable.

(5)	Percentage is based on net assets of $421,285 as of September 30, 2024.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
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
(11)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these non-qualifying securities is $9,588 or 1.2% of the Company’s total assets.

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

Brightwood Capital Corporation I

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share information)

1.Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. BCCI SPV-1, LLC (“SPV-1”) is a Delaware limited liability company that was formed on March 15, 2023. The Company has 100% ownership of SPV-1 and consolidates the results of SPV-1 in its consolidated financial statements. BCCI SPV-2, LLC (“SPV-2”) is a Delaware limited liability company that was formed on September 20, 2024. The Company has 100% ownership of SPV-2 and consolidates the results of SPV-2 in its consolidated financial statements.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, SPV-1 and SPV-2, which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and nine months ended September 30, 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of September 30, 2024, no loans have been placed on non-accrual status by the Company.

Loan origination fees, original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and nine months ended September 30, 2024, amendment fee income of $398 and $567, respectively, and prepayment premiums of $13 and $238, respectively, have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and nine months ended September 30, 2023, amendment fee income of $41 and prepayment premiums of $100 have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and nine months ended September 30, 2024, $213 and $419 PIK interest has been recorded, respectively. For the three and nine months ended September 30, 2023, zero and $4 PIK interest has been recorded, respectively.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and nine months ended September 30, 2024, the Company incurred expenses of $249 and $641, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of $168 and $624, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of September 30, 2024 and December 31, 2023, $249 and $164, respectively, was payable to the Administrator and is included in the Due to Affiliates line on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and nine months ended September 30, 2024, the Investment Adviser earned a base management fee of $1,534 and $4,306, respectively. For the three and nine months ended September 30, 2023, the Investment Adviser earned a base management fee of $870 and $2,397, respectively. As of September 30, 2024 and December 31, 2023, base management fees of $1,534 and $1,042, respectively, were payable.

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

For the three and nine months ended September 30, 2024, the Company incurred directors’ fees of $75 and $225, respectively. For the three and nine months ended September 30, 2023, the Company incurred directors’ fees of $75 and $225, respectively. As of September 30, 2024 and December 31, 2023, directors’ fees of $165 and $210, respectively, were payable.

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

For the nine months ended September 30, 2024, the Company has allocable participation in co-investments based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Legacy Restoration, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Team Car Care, LLC, The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

For the nine months ended September 30, 2024, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024:

	As of September 30, 2024
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$433,949	$433,906	58.7%
Senior Secured Term Loan	255,351	256,725	34.7%
Delayed Draw Term Loan	26,085	26,665	3.6%
Revolver	12,646	12,035	1.6%
Common Units	4,255	5,033	0.7%
Preferred Units	5,000	5,444	0.7%
Warrants	145	13	0.0%
	$737,431	$739,821	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	As of December 31, 2023
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$320,774	$323,088	57.4%
Senior Secured Term Loan	208,134	209,893	37.3%
Delayed Draw Term Loan	20,531	21,072	3.7%
Revolver	4,068	3,642	0.7%
Common Units	1,250	1,106	0.2%
Preferred Units	4,000	4,000	0.7%
Warrants	145	145	0.0%
Total	$558,902	$562,946	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of September 30, 2024:

	As of September 30, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$238,454	32.2%
Transportation & Logistics	160,310	21.7%
Technology & Telecommunications	134,447	18.2%
Healthcare	129,741	17.5%
Franchising	76,869	10.4%
	$739,821	100.0%

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

As of September 30, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$433,906	$—	$—	$433,906
Senior Secured Term Loan	256,725	—	—	256,725
Delayed Draw Term Loan	26,665	—	—	26,665
Revolver	12,035	—	—	12,035
Common Units	5,033	—	—	5,033
Preferred Units	5,444	—	—	5,444
Warrants	13	—	—	13
Total investments	739,821	—	—	739,821
Cash equivalents	10,859	10,859	—	—
Total investments and cash equivalents	$750,680	$10,859	$—	$739,821

As of December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2023
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$323,088	$—	$—	$323,088
Senior Secured Term Loan	209,893	—	—	209,893
Delayed Draw Term Loan	21,072	—	—	21,072
Revolver	3,642	—	—	3,642
Common Units	1,106	—	—	1,106
Preferred Units	4,000	—	—	4,000
Warrants	145	—	—	145
Total investments	562,946	—	—	562,946
Cash equivalents	26,361	26,361	—	—
Total investments and cash equivalents	$589,307	$26,361	$—	$562,946

The following is a reconciliation for the nine months ended September 30, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	140,228	54,586	7,761	13,782	3,005	1,000	—	220,362
Accretion of discount (amortization of premium)	1,797	1,204	220	158	—	—	—	3,379
Sales and repayments	(28,898)	(8,904)	(2,426)	(5,403)	—	—	—	(45,631)
Unrealized gain (loss)	(2,356)	(387)	38	(183)	922	444	(132)	(1,654)
Paid in-kind interest	47	333	—	39	—	—	—	419
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$433,906	$256,725	$26,665	$12,035	$5,033	$5,444	$13	$739,821
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,356)	$(387)	$38	$(183)	$922	$444	$(132)	$(1,654)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2024.

The following is a reconciliation for the nine months ended September 30, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed			Class A	Class A
	Lien Term	Term	Draw		Class A	Preferred	Membership
	Loan	Loan	Term Loan	Revolver	Units	Units	Units	Total
Fair value at beginning of period	$173,883	$48,285	$(184)	$566	$250	$—	$—	$222,800
Purchases	127,019	30,506	8,109	9,077	—	3,500	1,000	179,211
Accretion of discount (amortization of premium)	773	344	71	108	—	—	—	1,296
Sales and repayments	(16,079)	(3,980)	(20)	(5,709)	—	—	—	(25,788)
Unrealized gain (loss)	1,884	739	432	223	38	—	—	3,316
Paid in-kind interest	4	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$287,484	$75,894	$8,408	$4,265	$288	$3,500	$1,000	$380,839
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,884	$739	$432	$223	$40	$—	$—	$3,316

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2024, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$655,579	Discounted Cash Flows	Discount Rate	6.90% - 17.12% (10.69%)
	$7,278	Enterprise Value	Revenue Multiple	1.00x - 1.20x (1.10x)
	$24,384	Public Quoted	Broker Quote	N/A
Equity investments	$9,972	Enterprise Value	EBITDA Multiple	2.25x - 12.25x (8.30x)
Warrants	$13	Enterprise Value	EBITDA Multiple	7.25x - 8.25x (7.75x)
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

**	Unobservable inputs were weighted by the relative fair value of the instruments.

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $42,595 have been excluded from the preceding table.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2023, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$466,123	Discounted Cash Flows	Discount Rate	6.50% - 16.50% (11.14%)
Equity investments	$912	Discounted Cash Flows	Discount Rate	9.75% - 11.75% (10.75%)
	$4,606	Enterprise Value	EBITDA Multiple	10.00x - 13.50x (12.42x)
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

**	Unobservable inputs were weighted by the relative fair value of the instruments.

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $92,217 have been excluded from the preceding table.

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 220% and 228%, respectively. As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, the Company entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of City National Bank and the Company. As of September 30, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $83 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of September 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively, and this carrying value approximates fair value.

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

On August 29, 2024, SPV-1, entered into a fourth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) August 27, 2027, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to August 27, 2029.

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $4,064 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2024 and December 31, 2023, there was $0 undrawn portion on the line of credit provided under this credit facility. As of September 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $350,000 and $225,000, respectively, and this carrying value approximates fair value.

As of September 30, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $7,456 and $4,054, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
Interest expense on line of credit	$7,293	$3,216
Amortization of deferred financing costs	$265	$146
Weighted average interest rate	8.57%	7.90%

	For the Nine Months Ended September 30,
	2024	2023
Interest expense on line of credit	$20,669	$6,804
Amortization of deferred financing costs	$829	$380
Weighted average interest rate	8.57%	7.55%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and nine months ended September 30, 2024, the Company incurred fees of $0, which are shown as interest expense on loans on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred fees of $0 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, the Company had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of September 30, 2024.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. An investment that has unfunded commitments might have a negative cost or negative market value due to capitalized discount. Original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2024 and December 31, 2023, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of September 30, 2024:

Investments	Asset Classification	Unfunded Commitment
BP Loenbro Holdings, Inc.	Revolver	$734
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	200
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	1,617
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	2,615
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Firebirds Buyer, LLC	Revolver	345
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
GPI Acquisition Co., Inc.	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	960
MAPS Buyer, Inc.	Revolver	500
Obra Capital Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	433
P3 Acquisition Holdings LLC	Revolver	500
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	625
THE SMILIST DSO, LLC	Revolver	439
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Parent, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	153
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	671
Total Unfunded Commitments		$42,060

The following table details the Company’s unfunded commitments as of December 31, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$1,652
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	600
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,309
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	7,563
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	405
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	826
OPCO Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	840
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	320
Total Unfunded Commitments		$39,923

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of September 30, 2024 and December 31, 2023, the unfunded capital commitment from the investors was $0 and $50,500, of which $0 and $500, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For Three Months ended September 30,				For Nine Months ended September 30,
	2024		2023		2024		2023
Net increase in net assets resulting from operations	$13,461		$7,609		$36,655		$19,684
Weighted average shares of common stock outstanding—basic and diluted	39,108,673	(1)	23,455,350	(2)	36,826,724	(3)	20,608,534	(4)
Net change in net assets resulting from operations per share—basic and diluted	$0.34		$0.32		$1.00		$0.96
(1)	The weighted average shares outstanding for the three months ended September 30, 2024, are based on the average of outstanding shares as of June 30, 2024 and September 30, 2024.
(2)	The weighted average shares outstanding for the three months ended September 30, 2023, are based on the average of outstanding shares as of June 30, 2023 and September 30, 2023.
(3)	The weighted average shares outstanding for the nine months ended September 30, 2024, are based on the average of outstanding shares as of December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024.
(4)	The weighted average shares outstanding for the nine months ended September 30, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2024 and 2023:

	For Nine Months ended September 30,
	2024	2023
Per share data: (1)
Net asset value at beginning of period	$10.22	$10.07
Results of operations (2)
Net investment income (loss)	1.04	0.80
Net change in unrealized appreciation (depreciation)	(0.04)	0.16
Net increase (decrease) in net assets resulting from operations (2)	1.00	0.96
Stockholder distributions from income	(0.63)	(0.45)
Capital share transactions
Issuance of common shares (3)	0.01	(0.07)
Reinvestment of stockholder distributions	0.00	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.08)
Net asset value at end of period	$10.60	$10.50
Shares outstanding at end of period	39,725,988	26,123,092
Total return (4)	3.72%	4.27%
Ratio/Supplemental data:
Net assets at end of period	$421,285	$274,390
Ratio of net investment income to average net assets (5)	12.51%	9.46%
Ratio of net expenses to average net assets (5)	9.30%	6.88%
Portfolio turnover (6)	6.41%	7.74%
Asset coverage ratio(7)	220%	261%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher than the net asset value per share results in an increase in net asset value per share.
(4)	The total return for the nine months ended September 30, 2024 was calculated by taking the increase of net asset value per share from December 31, 2023 to September 30, 2024, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2023.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	38,491,359	$392,413	20,787,609	$207,490
Issuance of common shares	—	—	4,855,769	50,500
Reinvestments of stockholder distributions	1,234,629	13,086	479,714	4,989
Balance at end of period	39,725,988	$405,499	26,123,092	$262,979

The following table summarizes the total shares issued for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	31,627,942	$320,295	15,150,000	$151,500
Issuance of common shares	4,809,524	50,500	9,956,779	101,000
Reinvestments of stockholder distributions	3,288,522	34,704	1,016,313	10,479
Balance at end of period	39,725,988	$405,499	26,123,092	$262,979

13.Subsequent Events

On October 11, 2024, SPV-2, entered into a loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. SPV-2 is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from SPV-2. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio. Initial facility amount committed is $75,000 and may be increased up to a total maximum facility amount of $200,000 until the commitment date is terminated upon request, subject to availability under the borrowing base. The scheduled maturity date is October 11, 2030.

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

Cash Flows

During the nine months ended September 30, 2024, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $135 million, and net cash provided by financing activities was $146 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of September 30, 2024, cash and cash equivalents was $31 million.

During the nine months ended September 30, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $137 million, and net cash provided by financing activities was $116 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of September 30, 2023, cash and cash equivalents was $63 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2024 and December 31, 2023, our asset coverage was 220% and 228%, respectively. As of September 30, 2024 and December 31, 2023, we were in compliance with the terms and covenants of all the borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.5% per annum, subject to certain provisions in the revolving credit agreement. Any amounts borrowed under the facility, and all accrued and unpaid interest, will be due and payable, on December 23, 2024 with additional annual extensions upon mutual agreement of City National Bank and the Company. As of September 30, 2024 and December 31, 2023, the Company was in compliance with debt covenants.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $83 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2024 and December 31, 2023, there was $100,000 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of September 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively and this carrying value approximates fair value.

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

On August 29, 2024, we entered into a fourth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) August 27, 2027, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to August 27, 2029.

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $4,064 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2024 and December 31, 2023, there was $0 undrawn portion on the line of credit provided under this credit facility. As of September 30, 2024 and December 31, 2023, the total outstanding balance under the credit agreement was $350,000 and $225,000, respectively, and this carrying value approximates fair value.

As of September 30, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility and SPV-1 Credit Facility was $7,456 and $4,054, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
Interest expense on line of credit	$7,293	$3,216
Amortization of deferred financing costs	$265	$146
Weighted average interest rate	8.57%	7.90%

	For the Nine Months Ended September 30,
	2024	2023
Interest expense on line of credit	$20,669	$6,804
Amortization of deferred financing costs	$829	$380
Weighted average interest rate	8.57%	7.55%

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

We agree to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the three and nine months ended September 30, 2024, we incurred fees of $0, which are shown as interest expense on loans on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, we incurred fees of $0 and $378, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $0 was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, we had a loan payable balance of $0 to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of September 30, 2024.

Portfolio and Investment Activity

As of September 30, 2024, we had investments in 50 portfolio companies with an aggregate fair value of $739,821. As of December 31, 2023, we had investments in 33 portfolio companies with an aggregate fair value of $562,946.

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
Net Investment Activity	2024	2023
Purchases	$48,011	$62,768
Sales and Repayments	(25,470)	(11,964)
Net Portfolio Activity	$22,541	$50,804

	Nine Months Ended September 30,
Net Investment Activity	2024	2023
Purchases	$220,362	$179,211
Sales and Repayments	(45,631)	(25,788)
Net Portfolio Activity	$174,731	$153,423

	Three Months Ended September 30,
	2024		2023
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$42,509	88.5%	$25,751	41.0%
Senior Secured Term Loan	—	0.0%	30,026	47.9%
Delayed Draw Term Loan	2,370	5.0%	5,835	9.3%
Revolver	2,127	4.4%	1,156	1.8%
Common Units	1,005	2.1%	—	0.0%
Total	$48,011	100.0%	$62,768	100.0%

	Nine Months Ended September 30,
	2024		2023
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$140,228	63.6%	$127,018	70.9%
Senior Secured Term Loan	54,586	24.8%	30,506	17.0%
Delayed Draw Term Loan	7,761	3.5%	8,110	4.5%
Revolver	13,782	6.2%	9,077	5.1%
Common Units	3,005	1.4%	1,000	0.6%
Preferred Units	1,000	0.5%	3,500	1.9%
Total	$220,362	100.0%	$179,211	100.0%

As of September 30, 2024, our investments consisted of the following:

	As of September 30, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$433,949	$433,906
Senior Secured Term Loan	255,351	256,725
Delayed Draw Term Loan	26,085	26,665
Revolver	12,646	12,035
Common Units	4,255	5,033
Preferred Units	5,000	5,414
Warrants	145	13
Total	$737,431	$739,821

As of December 31, 2023, our investments consisted of the following:

	As of December 31, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$320,774	$323,088
Senior Secured Term Loan	208,134	209,893
Delayed Draw Term Loan	20,531	21,072
Revolver	4,068	3,642
Common Units	1,250	1,106
Preferred Units	4,000	4,000
Warrants	145	145
	$558,902	$562,946

The table below describes investments by industry composition based on fair value as of September 30, 2024:

	As of September 30, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Business Services	$238,454	32.2%
Transportation & Logistics	160,310	21.7%
Technology & Telecommunications	134,447	18.2%
Healthcare	129,741	17.5%
Franchising	76,869	10.4%
Total	$739,821	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2023:

	As of December 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.7%
Total	$562,946	100.0%

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

	As of			As of
	September 30, 2024			December 31, 2023
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$20,935	2.8%	1	$21,200	3.8%	1
3	—	0.0%	—	9,875	1.8%	1
4	556,952	75.3%	38	415,150	73.7%	24
5	109,535	14.8%	7	95,241	16.9%	5
6	32,199	4.4%	2	—	0.0%	—
7	12,922	1.7%	1	21,480	3.8%	2
8	7,278	1.0%	1	—	0.0%	—
Total	$739,821	100.0%	50	$562,946	100.0%	33

Results of Operations

The following tables represent the operating results for the three and nine months ended September 30, 2024 and 2023:

	For Three Months ended September 30,
	2024	2023
Total investment income	$23,511	$11,839
Less: total expenses	(9,958)	(4,872)
Net investment income (loss), before taxes	13,553	6,967
Income tax expense, including excise tax	—	—
Net investment income (loss), after taxes	13,553	6,967
Net change in unrealized gain (loss)	(92)	642
Net increase (decrease) in net assets resulting from operations	$13,461	$7,609

	For Nine Months ended September 30,
	2024	2023
Total investment income	$66,813	$28,543
Less: total expenses	(28,490)	(12,175)
Net investment income (loss), before taxes	38,323	16,368
Income tax expense, including excise tax	14	—
Net investment income (loss), after taxes	38,309	16,368
Net change in unrealized gain (loss)	(1,654)	3,316
Net increase (decrease) in net assets resulting from operations	$36,655	$19,684

Investment Income

Investment income for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For Three Months ended September 30,
	2024	2023
Interest income	$23,093	$11,695
Dividend income	411	141
Other Income	7	3
Total investment income	$23,511	$11,839

	For Nine Months ended September 30,
	2024	2023
Interest income	$65,992	$28,397
Dividend income	805	141
Other Income	16	5
Total investment income	$66,813	$28,543

For the three and nine months ended September 30, 2024, we generated investment income of $23,511 and $66,813, respectively, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan and revolver of 50 portfolio companies held during the period. For the three and nine months ended September 30, 2023, we generated investment income of $11,839 and $28,543, respectively, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan and revolver of 23 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR and LIBOR rates during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For Three Months ended September 30,
	2024	2023
Interest expense on line of credit	$7,293	$3,216
Management fees	1,534	870
Amortization of deferred financing costs	265	146
Overhead expenses	249	168
Professional fees	208	159
Other general and administrative expenses(1)	167	166
Administration fees	147	50
Directors’ fees	75	75
Custody fees	20	11
Facility expenses(1)	—	11
Total expenses	$9,958	$4,872
(1)	Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three months ended September 30, 2023, to break out facility expenses out of other general and administrative expenses.

	For Nine Months ended September 30,
	2024	2023
Interest expense on line of credit	$20,669	$6,804
Management fees	4,306	2,397
Amortization of deferred financing costs	829	380
Overhead expenses	641	624
Professional fees	601	590
Other general and administrative expenses(1)	556	400
Administration fees	361	235
Directors’ fees	225	225
Custody fees	51	81
Facility expenses(1)	251	61
Interest expense on loans	—	378
Total expenses	$28,490	$12,175

(1)

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the nine months ended September 30, 2023, to break out facility expenses out of other general and administrative expenses.

The increase in interest expense during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023 and the upsizes on this facility during the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, we incurred management fees of $4,306. For the nine months ended September 30, 2023, we incurred management fees of $2,397. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For Three Months ended September 30,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(92)	$642
Total net realized and unrealized gain (loss) on investments	$(92)	$642

	For Nine Months ended September 30,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(1,654)	$3,316
Total net realized and unrealized gain (loss) on investments	$(1,654)	$3,316

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the three and nine months ended September 30, 2024 and 2023. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The valuation mark down on a few portfolio holdings such as B2B Industrial Products, LLC, Contract Datascan, LP, and YNWA Finco LLC contributed to the increase in unrealized loss during the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $42.1 million and $39.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of September 30, 2024, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(1,391)	—	(1,391)
Base Interest Rate	—	—	—
+100 Basis Points	5,563	—	5,563
+200 Basis Points	11,127	—	11,127
+300 Basis Points	16,690	—	16,690

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of September 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 21, 2024 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: November 7, 2024	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: November 7, 2024	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer