Form 10-K
period 2024-12-31
Brightwood Capital Corp I
filed 2025-03-24
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 40,069,629 shares of common stock, $0.01 par value per share, outstanding as of March 24, 2025.

Brightwood Capital Corporation I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

The Board of Directors

The Company’s business and affairs are managed under the direction of its Board. The Board consists of four members, three of whom are not “interested persons” of the Company, the Investment Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Directors.”

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
●
The Investment Committee provides majority consent on all investments.
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

We restrict access to non-public personal information about Company stockholders to employees of our investment adviser, our sponsor and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of Company stockholders.

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

In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. Recent developments in relations between the U.S., other trading partners and China have heightened concerns of increased tariffs and restrictions on trade between the two countries. An increase in tariffs or trade restrictions (and threats thereof) could lead to a significant reduction in international trade, which could have a negative impact on China’s export industry and Chinese issuers. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

The U.S. and governments of other countries may renegotiate some or all of its global trade relationships and may impose or threaten to impose significant import tariffs. The imposition of tariffs, trade restrictions, currency restrictions or similar actions (or retaliatory measures taken in response to such actions) could lead to price volatility and overall declines in U.S. and global investment markets.

Many of the portfolio companies in which we invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including us) not to extend credit to such portfolio company. These events could prevent us from increasing investments and harm our operating results.

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

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks. Any public health emergency has the potential to adversely impact our business and the businesses of our portfolio companies.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Management’s Role in Cybersecurity Risk Management

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

Stockholders

As of March 24, 2025, there were five holders of the Company’s common stock. Please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for disclosure regarding our stockholders.

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

We are managed by Brightwood Capital Advisors, LLC, an investment adviser (the “Investment Adviser”) that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser will provide portfolio management services to us pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies, and determining when to dispose of our investments. Our investment committee will evaluate and approve all of our investments, subject to the oversight of our Board of Directors (the “Board”). The Board consists of four directors, three of whom are independent.

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

Cash Flows

During the year ended December 31, 2024, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $158.5 million, and net cash provided by financing activities was $159.4 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of December 31, 2024, cash and cash equivalents was $21.4 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2024 and 2023, our asset coverage was 210% and 228%, respectively. As of December 31, 2024 and 2023, we were in compliance with the terms and covenants of all the borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.50% per annum, subject to certain provisions in the revolving credit agreement. This revolving line of credit was matured on December 23, 2024 and any amounts borrowed under the facility, and all accrued and unpaid interest, were due and payable, on December 23, 2024.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024 and 2023, the unamortized deferred financing costs related to the facility was $0 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024 and 2023, there was $0 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of December 31, 2024 and 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively, and this carrying value approximates fair value.

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

Initial facility amount committed is $100,000 and may be increased up to a total maximum facility amount of $350,000 until Commitment Terminal Date upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.75% per annum, subject to certain provisions in the revolving credit agreement. The maturity date is 24 months after the last day of the Revolving Period. Revolving Period means the period commencing on the effective date and ending on Commitment Termination Date. Commitment Termination Date is the earliest of (a) March 30, 2026, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent).

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

On January 23, 2024, SPV-1 entered into a second amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank OZK, is $75,000, $50,000 of which was transferred from KeyBank National Association. This increased the total facility amount committed to $250,000.

On February 6, 2024, SPV-1 entered into a third amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Fifth Third Bank, National Association, is $55,000. The commitment with respect to the existing lender KeyBank National Association increased by $5,000. This increased the total facility amount committed to $310,000.

On February 23, 2024, SPV-1 entered into an assignment and joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank of Hope, is $15,000, $5,000 of which was transferred from KeyBank National Association. The commitment with respect to the new lender, Wilmington Savings Fund Society, FSB, is $10,000. This increased the total facility amount committed to $330,000.

On March 8, 2024, SPV-1 entered into a joinder agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Mitsubishi HC Capital America, is $20,000. This increased the total facility amount committed to $350,000.

On August 29, 2024, SPV-1 entered into a fourth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) August 27, 2027, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to August 27, 2029.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,855 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024 and 2023, there was $34,146 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 31, 2024 and 2023, the total outstanding balance under the credit agreement was $315,854 and $225,000, respectively, and this carrying value approximates fair value.

BCCI SPV-2 Credit Facility: On October 11, 2024, we entered into a loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. SPV-2 is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from SPV-2. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

Initial facility amount committed is $75,000 and may be increased up to a total maximum facility amount of $200,000 until the commitment date is terminated upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.50% per annum, subject to certain provisions in the loan and servicing agreement.The scheduled maturity date is October 11, 2030.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024, the unamortized deferred financing costs related to the facility was $1,010, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024, there was $17,500 undrawn portion on the line of credit provided under this credit facility. As of December 31, 2024, the total outstanding balance under the credit agreement was $57,500, and this carrying value approximates fair value.

As of December 31, 2024 and 2023, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,324 and $4,054, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the year ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Interest expense on line of credit	$27,998	$11,507	$173
Amortization of deferred financing costs	$1,160	$571	$9
Weighted average interest rate	8.4%	7.8%	6.9%

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

We agree to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the year ended December 31, 2024, 2023 and 2022, we incurred fees of $0, $378 and $500, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, zero was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and 2023, we had a loan payable balance of zero to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of December 31, 2024.

Portfolio and Investment Activity

As of December 31, 2024, we had investments in 54 portfolio companies with an aggregate fair value of $776,189. As of December 31, 2023, we had investments in 33 portfolio companies with an aggregate fair value of $562,946.

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2024 and 2023:

For the Year Ended
Net Investment Activity	December 31, 2024
Purchases	$288,226
Sales and Repayments	(78,354)
Net Portfolio Activity	$209,872

For the Year Ended
Net Investment Activity	December 31, 2023
Purchases	$365,544
Sales and Repayments	(30,215)
Net Portfolio Activity	$335,329

	For the Year Ended
	December 31, 2024
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$191,229	66.4%
Senior Secured Term Loan	61,447	21.3%
Revolver	18,738	6.5%
Delayed Draw Term Loan	8,807	3.1%
Preferred Units	5,000	1.7%
Common Units	3,005	1.0%
Warrants	—	0.0%
Total	$288,226	100.0%

	For the Year Ended
	December 31, 2023
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$163,800	44.8%
Senior Secured Term Loan	165,518	45.3%
Delayed Draw Term Loan	20,676	5.7%
Revolver	10,405	2.8%
Preferred Units	4,000	1.1%
Common Units	1,000	0.3%
Warrant	145	0.0%
Total	$365,544	100.0%

As of December 31, 2024, our investments consisted of the following:

	As of December 31, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$478,387	$479,581
Senior Secured Term Loan	240,055	240,610
Delayed Draw Term Loan	27,115	27,378
Revolver	15,038	14,337
Preferred Units	9,000	9,663
Common Units	4,255	4,603
Warrants	145	17
	$773,995	$776,189

As of December 31, 2023, our investments consisted of the following:

	As of December 31, 2023
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$320,774	$323,088
Senior Secured Term Loan	208,134	209,893
Delayed Draw Term Loan	20,531	21,072
Revolver	4,068	3,642
Preferred Units	4,000	4,000
Common Units	1,250	1,106
Warrants	145	145
	$558,902	$562,946

The table below describes investments by industry composition based on fair value as of December 31, 2024:

	As of December 31, 2024
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$207,389	26.7%
Business Services	185,657	23.9%
Technology & Telecommunications	158,961	20.5%
Healthcare	144,145	18.6%
Franchising	80,037	10.3%
Total	$776,189	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2023:

	As of December 31, 2023
		Percentage of
Industry Classification	Fair Value	Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.6%
Total	$562,946	100.0%

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

	As of December 31,
	2024			2023
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$20,405	2.6%	1	$21,200	3.8%	1
3	17,216	2.2%	1	9,875	1.8%	1
4	552,786	71.2%	38	415,150	73.7%	24
5	118,135	15.3%	9	95,241	16.9%	5
6	61,187	7.9%	4	—	0.0%	—
7	—	0.0%	—	21,480	3.8%	2
8	6,460	0.8%	1	—	0.0%	—
Total	$776,189	100.0%	54	$562,946	100.0%	33

Results of Operations

The following table represents the operating results for the year ended December 31, 2024, 2023 and 2022:

	For the Year ended December 31,
	2024	2023	2022
Total investment income	$90,748	$44,889	$3,821
Less: total expenses	(38,951)	(18,866)	(2,684)
Net investment income (loss), before taxes	51,797	26,023	1,137
Income tax expense, including excise tax	(94)	—	—
Net investment income (loss), after taxes	51,703	26,023	1,137
Net change in unrealized gain (loss)	(1,850)	2,901	1,143
Net increase (decrease) in net assets resulting from operations	$49,853	$28,924	$2,280

Investment Income

Investment income for the year ended December 31, 2024, 2023 and 2022, were as follows:

	For the Year ended December 31,
	2024	2023	2023
Interest income	$89,224	$44,665	$3,821
Dividend income	23	5	—
Other Income	1,501	219	—
Total investment income	$90,748	$44,889	$3,821

For the year ended December 31, 2024, we generated investment income of $90,748, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 54 portfolio companies held during the period. For the year ended December 31, 2023, we generated investment income of $44,889, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 33 portfolio companies held during the period. For the year ended December 31, 2022, we generated investment income of $3,821, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 16 portfolio companies held during the period. Note that there were no material activities before the initial funding was received on September 26, 2022. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR rates during the year ended December 31, 2024 compared to the year ended December 31, 2023 and December 2022.

Expenses

Operating expenses for the year ended December 31, 2024, 2023 and 2022, were as follows:

	For the Year ended December 31,
	2024	2023	2022
Interest expense on line of credit	$27,998	$11,507	$173
Management fees	5,897	3,439	421
Other general and administrative expenses	1,408	598	238
Amortization of deferred financing costs	1,160	571	9
Professional fees	828	885	451
Overhead expenses	774	777	252
Administration fees	512	309	91
Directors’ fees	300	300	150
Custody fees	74	102	—
Organizational expenses	—	—	399
Interest expense on loans	—	378	500
Total expenses	$38,951	$18,866	$2,684

The increase in interest expense during the year ended December 31, 2024 compared to the year ended December 31, 2023 and December 31, 2022 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023 and the upsizes on this facility during the year ended December 31, 2024, as well as the new borrowings under the loan and servicing agreement with SPV-2 credit facility on October 11, 2024.

For the year ended December 31, 2024, we incurred management fees of $5,897. For the year ended December 31, 2023, we incurred management fees of $3,439. For the year ended December 31, 2022, we incurred management fees of $421. The increase in management fees was driven by growing gross assets under management.

Note that there were no material activities before the initial funding was received on September 26, 2022.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the year ended December 31, 2024, 2023 and 2022, were as follows:

	For the Year ended December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(1,850)	$2,901	$1,143
Total net realized and unrealized gain (loss) on investments	$(1,850)	$2,901	$1,143

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the year ended December 31, 2024, 2023 and 2022. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the year ended December 31, 2024. The valuation mark down on a few portfolio holdings such as B2B Industrial Products, LLC, Contract Datascan, LP, and YNWA Finco LLC contributed to the increase in unrealized loss during the year ended December 31, 2024.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 and 2023, we had aggregate unfunded commitments totaling $39.9 million and $39.9 million, respectively.

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and will file our tax return for the year ending December 31, 2024, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statement of Assets and Liabilities.

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

The following table summarizes the distributions declared on shares of our common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2022	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/26/2024	12/31/2024	1/14/2025	$0.35

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in thousands, except share and per share data)

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of December 31, 2024, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	(1,938)	—	(1,938)
Base Interest Rate	—	—	—
+100 Basis Points	7,750	—	7,750
+200 Basis Points	15,501	—	15,501
+300 Basis Points	23,251	—	23,251

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Brightwood Capital Corporation I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightwood Capital Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Brightwood Capital Corporation I and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 24, 2025

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $773,995 and $558,902, respectively)	$776,189	$562,946
Cash and cash equivalents	21,391	20,428
Interest and paydown receivable	6,838	6,809
Deferred financing costs	4,865	2,380
Total assets	$809,283	$592,563
Liabilities
Line of credit payable	$373,354	$252,000
Interest payable on line of credit	7,324	4,054
Due to affiliates	345	164
Management fees payable (See Note 3)	1,591	1,042
Distributions payable	13,954	10,753
Directors’ fees payable (See Note 3)	210	210
Accounts payable and accrued expenses	756	963
Total liabilities	397,534	269,186
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 39,872,149 and 31,627,942 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$399	$316
Paid-in-capital in excess of par value	406,575	319,904
Total distributable earnings (loss)	4,775	3,157
Total net assets	411,749	323,377
Total liabilities and net assets	$809,283	$592,563
Net asset value per share (See Note 9)	$10.33	$10.22

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022 (1)
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$89,224	$44,665	$3,821
Other income	1,501	219	—
Dividend income	23	5	—
Total investment income	90,748	44,889	3,821
Expenses:
Interest expense on line of credit	$27,998	$11,507	$173
Management fees	5,897	3,439	421
Other general and administrative expenses	1,408	598	238
Amortization of deferred financing costs	1,160	571	9
Professional fees	828	885	451
Overhead expenses	774	777	252
Administration fees	512	309	91
Directors’ fees	300	300	150
Custody fees	74	102	—
Organizational expenses	—	—	399
Interest expense on loans	—	378	500
Total expenses	$38,951	$18,866	$2,684
Net investment income (loss), before taxes	$51,797	$26,023	$1,137
Income tax expense, including excise tax	94	—	—
Net investment income (loss), after taxes	$51,703	$26,023	$1,137

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(1,850)	2,901	1,143
Total net realized and unrealized gain (loss) on investments	(1,850)	2,901	1,143
Net increase (decrease) in net assets resulting from operations	$49,853	$28,924	$2,280
Per share data:
Net investment income (loss) per share	$1.38	$1.14	$0.09
Net increase (decrease) in net assets resulting from operations per share	$1.33	$1.27	$0.18
Weighted average common shares outstanding	37,435,809	22,812,415	12,625,000
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$51,703	$26,023	$1,137
Net change in unrealized appreciation (depreciation) on investments	(1,850)	2,901	1,143
Net increase in net assets resulting from operations	49,853	28,924	2,280
Shareholder distributions:
Distributions of investment income	(48,235)	(26,836)	(1,212)
Net increase (decrease) in net assets resulting from shareholder distributions	(48,235)	(26,836)	(1,212)
Capital share transactions:
Issuance of common shares, net	50,500	151,500	151,500
Reinvestments of stockholder distributions	36,254	17,295	—
Offering cost	—	—	(74)
Net increase in net assets resulting from capital share transactions	86,754	168,795	151,426
Total increase in net assets	88,372	170,883	152,494
Net assets, at beginning of year	323,377	152,494	—
Net assets, at end of year	$411,749	$323,377	$152,494
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$49,853	$28,924	$2,280

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Purchase of investments and drawdowns	(288,226)	(365,544)	(226,238)
Proceeds from principal repayments of investments and sales of investments and paydowns	78,354	30,215	4,736
Amortization of premium/accretion of discount, net	(5,009)	(1,912)	(155)
Interest income paid in kind	(212)	(4)	—
Net change in unrealized (appreciation) depreciation on investments	1,850	(2,901)	(1,143)
Amortization of deferred financing costs	1,160	571	9
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(29)	(4,854)	(1,955)
Increase (decrease) in payable to affiliates	181	39	125
Increase (decrease) in interest payable on line of credit	3,270	3,881	173
Increase (decrease) in interest payable on loans	—	(500)	500
Increase (decrease) in management fees payable	549	621	421
Increase (decrease) in directors’ fees payable	—	90	120
Increase (decrease) in accounts payable and accrued expenses	(207)	440	523
Net cash used in operating activities	(158,466)	(310,934)	(220,604)

Cash flows from financing activities:
Proceeds from issuance of common shares	50,500	151,500	151,500
Shareholder distributions	(8,779)	—	—
Proceeds from line of credit payable	197,500	453,500	100,000
Repayments on line of credit payable	(76,146)	(301,500)	—
Proceeds from loans payable	—	18,525	53,803
Repayments on loans payable	—	(72,328)	—
Deferred financing costs paid	(3,646)	(2,239)	(721)
Offering cost	—	—	(74)
Net cash provided by financing activities	159,429	247,458	304,508

Net increase (decrease) in cash and cash equivalents	963	(63,476)	83,904
Cash and cash equivalents, beginning of year	20,428	83,904	—
Cash and cash equivalents, end of year	$21,391	20,428	$83,904

Supplemental disclosure of cash flow Information:
Cash paid during the year for interest expense on line of credit	$24,728	$7,626	$—
Cash paid during the year for interest on loans	$—	$878	$—
Cash paid during the year for income taxes, including excise tax	$15	$—	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$36,254	$17,295	$—
(1)	The Company was formed on November 15, 2021. There were no material activities before the initial funding was received on September 26, 2022.

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(dollars in thousands)

			Spread
			Above
			Reference					Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)					Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.84%		2/1/2028	9,500	$9,216	$9,500	2.3%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.18%		4/26/2029	6,895	6,771	6,895	1.7%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan				S +	5.75%			10.18%		4/26/2029	16,127	15,816	16,127	3.9%
Athlete Buyer, LLC	(6)	Revolver				S +	5.75%	10.18	%-	10.21%		4/26/2029	1,039	1,007	1,039	0.3%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.45%		11/9/2029	12,375	12,116	12,375	3.0%
Elevator Intermediate Holdings, Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	6.50%			10.98%		8/25/2028	21,725	21,369	21,725	5.2%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Delayed Draw Term Loan				S +	6.50%			6.50%		8/25/2028	—	(8)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Revolver				S +	6.50%			6.50%		8/25/2028	—	(15)	—	0.0%
GPI Acquisition Co., Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.36%		3/30/2029	19,348	19,019	19,348	4.7%
GPI Acquisition Co., Inc.	(6)(9)(10)	Revolver				S +	5.75%			5.75%		3/30/2029	—	(8)	—	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	5.25	%/	S +	5.27%	9.71	%-	9.73%		11/3/2026	19,813	19,559	19,813	4.8%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.83%		6/23/2027	4,875	4,822	4,838	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.58%		1/5/2029	2,475	2,435	2,407	0.6%
Legacy Restoration LLC	(6)(9)(10)	Delayed Draw Term Loan				S +	6.25%			6.25%		1/5/2029	—	(88)	(303)	(0.1)%
Legacy Restoration LLC	(6)	Revolver				S +	6.25%			10.58%		1/5/2029	540	516	499	0.1%
Max US Bidco Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	5.00%			9.36%		10/2/2030	7,444	7,028	7,146	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			11.97%		6/21/2029	10,000	9,732	9,735	2.4%
Obra Capital, Inc.	(6)(9)(10)	Revolver				S +	7.50%			7.50%		6/21/2029	—	(13)	(13)	0.0%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.97%		7/29/2027	18,617	18,258	18,617	4.5%
Prisma Graphic, LLC	(6)(9)(10)	Revolver				S +	6.50%			6.50%		7/29/2027	—	(23)	—	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.86%		11/22/2028	21,231	20,860	21,231	5.2%
TouchFuse, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		11/22/2028	—	(18)	—	0.0%
Trulite Holding Corp.	(6)(8)	Senior Secured Term Loan				S +	6.00%			10.59%		3/1/2030	4,906	4,822	4,906	1.2%
W Services Group, LLC	(8)	Senior Secured First Lien Term Loan				S +	5.50%			9.83%		9/24/2029	9,975	9,786	9,786	2.4%
W Services Group, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%		9/24/2029	—	(5)	(5)	0.0%
W Services Group, LLC	(9)(10)	Revolver				S +	5.50%			5.50%		9/24/2029	—	(9)	(9)	0.0%
Total Business Services														182,945	185,657	45.1%

Franchising
CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan				S +	6.25%	10.73%		(0.70% PIK)		6/17/2026	24,877	24,617	24,603	6.0%
ESN Venture Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	5.75%			10.08%		10/7/2028	13,499	13,286	13,499	3.3%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan				S +	5.75%	10.08	%-	10.34%		10/7/2028	4,721	4,721	4,721	1.1%
ESN Venture Holdings, LLC	(6)	Revolver				S +	5.75%			10.08%		10/7/2028	144	137	144	0.0%
Essence Communications Inc.	(6)(11)	Senior Secured First Lien Term Loan				S +	6.75%	11.34%		(2.00% PIK)		11/25/2027	6,975	6,880	6,292	1.5%
Essence Communications Inc.	(6)(11)	Revolver				S +	6.75%	11.22	%-	11.33%	PIK	11/25/2025	9,959	9,899	8,971	2.2%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.71%		3/22/2028	13,144	12,975	13,144	3.2%
Firebirds Buyer, LLC	(6)	Delayed Draw Term Loan				S +	6.25%			10.71%		3/22/2028	405	390	405	0.1%
Firebirds Buyer, LLC	(6)	Revolver				S +	6.25%			10.71%		3/22/2028	304	294	304	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan				S +	6.00%			10.77%		12/23/2026	4,998	4,980	4,991	1.2%
Team Car Care, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	4.25%			8.50%		6/28/2027	2,963	2,960	2,963	0.7%
Total Franchising														81,139	80,037	19.4%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2024

(dollars in thousands)

			Spread
			Above
			Reference		Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)		Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC		Senior Secured First Lien Term Loan	S +	5.50%			9.82%		12/30/2029	15,000	$14,775	$14,775	3.6%
CNS Purchaser, LLC	(9)(10)	Delayed Draw Term Loan	S +	5.50%			5.50%		12/30/2029	—	(4)	(4)	0.0%
CNS Purchaser, LLC		Revolver	S +	5.50%			9.82%		12/30/2029	117	109	109	0.0%
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.59%		12/13/2028	4,950	4,852	4,950	1.2%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.25%			10.61%		12/13/2028	2,980	2,877	2,980	0.7%
Everest AcquisitionCo, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%		12/13/2028	—	(59)	—	0.0%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	7.25%	11.73	%-	12.02%		2/23/2028	20,513	20,185	19,914	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	S +	7.25%	11.79	%-	11.85%		2/23/2028	491	483	477	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			10.62%		4/26/2029	20,405	20,342	20,405	5.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	S +	6.50%			11.28%		11/13/2029	13,331	13,047	13,331	3.2%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	S +	6.50%			11.38%		11/13/2029	67	65	67	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	S +	6.50%			11.28%		11/13/2029	417	406	417	0.1%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.80%		9/19/2028	23,438	22,925	23,438	5.7%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			10.34%		6/21/2027	9,750	9,699	9,172	2.2%
The Smilist DSO, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	6.00%			10.33%		4/4/2029	6,581	6,497	6,581	1.6%
The Smilist DSO, LLC	(6)(8)	Delayed Draw Term Loan	S +	6.00%			10.33%		4/4/2029	2,183	2,154	2,183	0.5%
The Smilist DSO, LLC	(6)(9)(10)	Revolver	S +	6.00%			6.00%		4/4/2029	—	(6)	—	0.0%
YNWA Finco LLC	(6)(11)(15)	Senior Secured Term Loan	S +	3.25%			7.72%	PIK	8/18/2027	9,693	9,693	6,460	1.6%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	5.50%	9.95	%-	10.23%		6/30/2028	13,070	12,906	13,070	3.2%
Zavation Medical Products, LLC	(6)	Revolver	S +	5.50%	9.93	%-	9.95%		6/30/2028	455	448	455	0.1%
Total Healthcare											141,394	138,780	33.6%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan	S +	4.25%			8.81%		12/4/2028	4,625	4,603	4,625	1.1%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			10.67%		2/1/2029	16,024	15,828	16,024	3.9%
BP Loenbro Holdings, Inc.	(6)(7)(9)(10)	Delayed Draw Term Loan	S +	6.00%			6.00%		2/1/2029	—	(11)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver	S +	6.25%			10.43%		2/1/2029	734	711	734	0.2%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan	S +	6.75%			11.15%		10/6/2028	22,635	22,294	22,635	5.5%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver	S +	6.75%			6.75%		10/6/2028	—	(8)	—	0.0%
Excite Parent, Inc.		Senior Secured First Lien Term Loan	S +	4.25%			8.58%		10/31/2030	5,000	4,950	4,950	1.2%
IMS Technology Service, LLC		Senior Secured First Lien Term Loan	S +	5.50%			9.83%		11/22/2029	10,000	9,853	9,853	2.4%
IMS Technology Service, LLC	(9)(10)	Revolver	S +	5.50%			5.50%		11/22/2029	—	(7)	(7)	0.0%
MAPS Buyer, Inc.	(8)	Senior Secured First Lien Term Loan	S +	6.25%			10.79%		9/6/2029	4,988	4,871	4,871	1.2%
MAPS Buyer, Inc.	(9)(10)	Revolver	S +	6.25%			6.25%		9/6/2029	—	(12)	(12)	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%			11.21%		7/27/2027	23,120	22,923	22,574	5.5%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.68%		3/27/2029	11,775	11,565	11,775	2.9%
Proficium Purchaser, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%		3/27/2029	—	(8)	—	0.0%
Synamedia Americas Holdings, Inc.	(6)(7)(12)	Senior Secured Term Loan	S +	7.75%			12.11%		12/5/2028	9,463	9,189	9,463	2.3%
UFS, LLC	(6)(7)	Senior Secured Term Loan	S +	6.50%			11.07%		10/2/2028	23,700	23,211	23,700	5.8%
UFS, LLC	(6)	Revolver	S +	6.50%			10.94%		10/2/2028	133	126	133	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.75%		11/1/2028	18,316	18,110	18,169	4.4%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.25%			10.71%		11/1/2028	736	725	730	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%		11/1/2028	—	(3)	(2)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan	S +	7.50%			11.86%		4/23/2029	3,950	3,882	3,950	1.0%
Virtual Technologies Group, LLC	(6)	Revolver	S +	7.50%			11.86%		4/23/2029	347	339	347	0.1%
Total Technology &Telecommunications											153,131	154,512	37.7%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2024

(dollars in thousands)

			Spread
			Above
			Reference					Interest			Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)					Rate (4)			Date	($) /Shares	Cost	Fair Value	Assets (5)
Transportation & Logistics
Auto Transport Holdings, LLC		Senior Secured First Lien Term Loan				S +	7.25%			11.61%	11/4/2029	5,000	$4,938	$4,938	1.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.41%	10/7/2026	14,427	14,099	13,912	3.4%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.13%	11/3/2028	23,760	23,148	22,387	5.4%
Contract Datascan, LP	(6)	Revolver				S +	7.50%	11.86	%-	12.26%	11/3/2028	493	472	436	0.1%
CSG Buyer, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.60%	7/29/2029	24,875	24,403	24,875	6.0%
Detroit Quality Staffing, LLC	(8)	Senior Secured Term Loan				S +	7.50%			12.10%	10/4/2029	6,956	6,819	6,819	1.7%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%	10.34	%-	10.40%	6/28/2029	16,764	16,636	16,764	4.1%
MB Precision Investment Holdings LLC	(8)	Senior Secured First Lien Term Loan				S +	8.00%			12.83%	10/1/2028	6,978	6,782	6,782	1.6%
MB Precision Investment Holdings LLC		Revolver	S+	8.00	% /	P+	7.00%	12.40	%-	15.00%	10/1/2028	331	317	317	0.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.23%	10/2/2029	24,750	24,152	24,750	6.0%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.03%	3/29/2029	21,404	20,950	21,404	5.2%
Subsea Global Solutions, LLC	(6)	Revolver				S +	6.75%	11.14	%-	11.37%	3/29/2029	475	454	475	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.13%	7/26/2027	24,435	24,411	24,435	5.9%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.00%			9.50%	12/13/2028	17,388	17,098	17,388	4.2%
VHL Logistics, Inc.	(6)(9)(10)	Revolver				S +	5.00%			5.00%	12/13/2028	—	(8)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.21%	7/13/2027	17,500	17,315	17,238	4.2%
Total Transportation & Logistics													201,986	202,920	49.2%

Total Debt Investments													760,595	761,906	185.0%

Equity Investment

Healthcare
Derm Holdings LLC	(6)(13)	Class A Preferred Units										527,145	3,500	4,106	1.0%
P3 Acquisition Holdings LLC	(6)(13)	Series A Preferred Equity										74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(13)	Class A Memberhip Units										6,831	1,000	759	0.2%
													5,000	5,365	1.3%
Technology & Telecommunications
BP I LM Holdings, LLC	(6)(13)	Series A Units										1,000,000	1,000	1,370	0.3%
MAPS Buyer, Inc.	(13)	Common Units										505	505	505	0.1%
Proficium Purchaser, LLC	(6)(13)	Common Units										1,000,000	1,000	1,135	0.3%
Veradata Holdings, LLC	(6)	Class A Units										250	250	382	0.1%
Virtual Technologies Group, LLC	(6)(13)	Series A Preferred Units										1,000,000	1,000	1,050	0.3%
Virtual Technologies Group, LLC	(6)(13)	Special Incentive Units										138,408	—	7	0.0%
													3,755	4,449	1.1%
Transportation & Logistics
Coregistics TopCo LLC	(6)(13)	Class A Units										500,000	500	452	0.1%
Detroit Quality Staffing, LLC	(13)	Preferred Equity										500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(13)	Class E Preferred Units										3,500,000	3,500	3,500	0.9%
													4,500	4,452	1.1%

Total Equity Investment													13,255	14,266	3.5%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(13)	Common Stock Warrant										441	130	—	0.0%
Contract Datascan, LP	(6)(13)	Series A Preferred Warrant										51	15	17	0.0%
MB Precision Investment Holdings LLC	(13)	Warrant Units										3,500,000	—	—	0.0%
Total Warrants													145	17	0.0%

Total Investments													$773,995	$776,189	188.5%

Cash Equivalents
First American Government Obligations Fund, Class X	(14)	Money Market Fund								4.41%		—	1,906	1,906	0.5%
Total Cash Equivalents													1,906	1,906	0.5%

Total Investments and cash equivalents													$775,901	$778,095	189.0%

Liabilities in Excess of Other Assets														(366,346)	(89.0)%

Net Assets														$411,749	100.0%

(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, the P was 7.50%. As of December 31, 2024, the effective rates for 1M S and 3M S are 4.33%, and 4.31%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $411,749 as of December 31, 2024.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these non-qualifying securities is $9,463 or 1.2% of the Company’s total assets.
(13)	Non-income producing.
(14)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(15)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2023

(dollars in thousands)

			Spread Above							Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)				Interest Rate (4)			Date	/Shares	Cost	Fair Value	Assets (5)
Healthcare
Everest AcquisitionCo, LLC	(6)	Senior Secured Term Loan			S +	6.25%			11.61%	12/13/2028	5,000	$4,876	$4,876	1.5%
Everest AcquisitionCo, LLC	(6)(8)(9)	Delayed Draw Term Loan			S +	6.25%			6.25%	12/13/2028	—	(94)	(94)	0.0%
Everest AcquisitionCo, LLC	(6)(8)(9)	Revolver			S +	6.25%			6.25%	12/13/2028	—	(74)	(74)	0.0%
Medical Management Holdings, LLC	(6)	Senior Secured First Lien Term Loan			S +	7.51%	12.88	% -	12.90%	2/23/2028	20,722	20,285	20,307	6.3%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan			S +	7.51%			12.88%	2/23/2028	496	486	486	0.1%
North Haven USHC Acquisition, Inc.	(6)(7)	Senior Secured First Lien Term Loan			S +	6.35%			11.73%	10/30/2025	16,049	15,840	16,049	5.0%
North Haven USHC Acquisition, Inc.	(6)	Delayed Draw Term Loan			S +	6.35%			11.76%	10/30/2025	2,241	2,186	2,241	0.7%
North Haven USHC Acquisition, Inc.	(6)	Revolver			S +	6.60%			12.00%	10/30/2025	275	262	275	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.60%			11.95%	8/19/2027	21,200	21,117	21,200	6.6%
OPCO Borrower LLC	(6)(8)(9)	Revolver			S +	6.60%			6.60%	8/19/2027	—	(10)	—	0.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan			S +	6.76%			12.13%	11/13/2029	13,466	13,121	13,121	4.1%
P3 Acquisition Holdings LLC	(6)(9)	Delayed Draw Term Loan			S +	6.76%			6.76%	11/13/2029	—	—	—	0.0%
P3 Acquisition Holdings LLC	(6)(8)(9)	Revolver			S +	6.76%			6.76%	11/13/2029	—	(13)	(13)	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan			S +	6.10%			11.52%	9/19/2028	24,688	24,002	24,688	7.6%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.01%			11.36%	6/21/2027	9,850	9,778	9,738	3.0%
YNWA Finco LLC	(6)	Senior Secured Term Loan			S +	6.36%			11.72%	8/18/2027	9,688	9,688	8,706	2.7%
Zavation Medical Products, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.60%			11.98%	6/30/2028	9,950	9,773	9,950	3.1%
Zavation Medical Products, LLC	(6)	Revolver	S+	6.60	%/P+	5.50%.	11.95	% -	14.00%	6/30/2028	180	171	180	0.1%
Total Healthcare												131,394	131,636	40.9%

Technology & Telecommunications
Cartridge Technologies, LLC	(6)	Senior Secured Term Loan			S +	7.00%			12.42%	10/6/2028	24,500	24,033	24,500	7.6%
Cartridge Technologies, LLC	(6)(8)(9)	Revolver			S +	7.00%			7.00%	10/6/2028	—	(10)	—	0.0%
Central Moloney, LLC	(6)(7)	Senior Secured Term Loan			S +	6.75%			12.10%	10/20/2028	25,000	24,400	24,400	7.5%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.21%	7/27/2027	24,188	23,901	23,813	7.4%
UFS, LLC	(6)(7)	Senior Secured Term Loan			S +	6.76%			12.11%	10/2/2028	23,940	23,314	23,940	7.4%
UFS, LLC	(6)(8)(9)	Revolver			S +	6.76%			6.76%	10/2/2028	—	(9)	—	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.20%	11/1/2028	18,562	18,299	18,562	5.7%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan			S +	6.85%			12.21%	11/1/2028	746	732	746	0.2%
Veradata Holdings, LLC	(6)(8)(9)	Revolver			S +	6.85%			6.85%	11/1/2028	—	(4)	—	0.0%
Total Technology &Telecommunications												114,656	115,961	35.8%

Transportation & Logistics
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan			S +	6.90%			12.29%	10/7/2026	14,842	14,314	14,842	4.6%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan			S +	7.60%			12.99%	11/3/2028	24,000	23,221	24,000	7.4%
Contract Datascan, LP	(6)	Revolver			S +	7.60%	12.97	% -	12.98%	11/3/2028	400	373	400	0.1%
IAM Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	5.60%			10.96%	6/10/2027	9,875	9,875	9,875	3.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan			S +	6.75%			12.13%	10/2/2029	25,000	24,269	24,269	7.5%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.51%			11.89%	7/26/2027	24,684	24,620	24,684	7.6%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan			S +	6.35%			11.68%	12/13/2028	17,388	17,025	17,388	5.4%
VHL Logistics, Inc.	(6)(8)(9)	Revolver			S +	6.35%			6.35%	12/13/2028	—	(10)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan			S +	6.85%			12.21%	7/13/2027	18,500	18,228	17,594	5.4%
Total Transportation & Logistics												131,915	133,052	41.1%
Total Debt Investments												553,507	557,695	172.4%

Equity Investments
Healthcare
Derm Holdings LLC	(6)(11)	Class A Preferred Units									527,145	3,500	3,500	1.1%
P3 Acquisition Holdings LLC	(6)(11)	Series A Preferred equity									74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(11)	Class A Membership Units									6,831	1,000	912	0.3%
												5,000	4,912	1.5%
Technology & Telecommunications

BCVD Holdings, LLC	(6)(11)	Class A Units									250	250	194	0.1%
Total Equity Investments												5,250	5,106	1.6%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(11)	Common Stock Warrant									441	130	130	0.0%
Contract Datascan, LP	(6)(11)	Series A Preferred Warrant									51	15	15	0.0%
Total Warrants												145	145	0.0%

Total Investments												$558,902	$562,946	174.0%

Cash Equivalents
First American Government Obligations Fund, Class X	(12)	Money Market Fund							5.29%		26,361	26,361	26,361	8.2%
Total Cash Equivalents												26,361	26,361	8.2%
Total Investments and cash equivalents												$585,263	$589,307	182.2%

Liabilities in Excess of Other Assets													(265,930)	(82.2)%
Net Assets													$323,377	100.0%
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

Brightwood Capital Corporation I

Notes to Consolidated Financial Statements

(in thousands, except share and per share information)

1.Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. BCCI SPV-1, LLC (“SPV-1”) is a Delaware limited liability company that was formed on March 15, 2023. The Company has 100% ownership of SPV-1 and consolidates the results of SPV-1 in its consolidated financial statements. BCCI SPV - 2, LLC (“SPV - 2”) is a Delaware limited liability company that was formed on September 20, 2024. The Company has 100% ownership of SPV - 2 and consolidates the results of SPV - 2 in its consolidated financial statements.

The Company is managed by Brightwood Capital Advisors, LLC the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser provides portfolio management services to the Company, pursuant to an investment advisory agreement, including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of portfolio companies and determining when to dispose of the Company’s investments. A team of the Investment Adviser’s investment committee servicing the Company (the “Investment Committee”) will evaluate and approve all of the Company’s investments, subject to the oversight of the Board of Directors (the “Board”). The Board consists of four directors, three of whom are independent.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiary, SPV-1, and SPV-2 which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the year ended December 31, 2024 and 2023.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of December 31, 2024, YNWA Finco LLC has been placed on non-accrual status by the Company and all of the 2024 accrued interest was reversed.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the year ended December 31, 2024, $682 amendment fee income and $450 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the year ended December 31, 2023, $119 amendment fee income and $100 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the year ended December 31, 2022, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the year ended December 31, 2024, $212 PIK has been recorded. For the year ended December 31, 2023, $4 PIK has been recorded. For the year ended December 31, 2022, no PIK interest has been recorded.

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

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and will file its tax return for the year ending December 31, 2024, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statements of Assets and Liabilities of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2024. The 2024, 2023 and 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra - segment sales and transfers of assets.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and effective for all other business entities one year later, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2023-09 on its consolidated financial statements.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the year ended December 31, 2024, the Company incurred expenses of $774 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of December 31, 2024, $345 was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities. For the year ended December 31, 2023, the Company incurred expenses of $777 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. As of December 31, 2023, $164 was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities. For the year ended December 31, 2022, the Company incurred expenses of $399 and $252 in organizational expenses and overhead expenses respectively, which is included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the year ended December 31, 2024, 2023 and 2022, the Investment Adviser earned a base management fee of $5,897, $3,439 and $421, respectively. As of December 31, 2024 and 2023, base management fees of $1,591 and $1,042, respectively, were payable.

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

For the year ended December 31, 2024, 2023 and 2022, the Company incurred directors’ fees of $300, $300 and $150, respectively. All retainer fees were charged at 50% during the first year of operations. As of December 31, 2024 and 2023, directors’ fees of $210, were payable.

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

For the year ended December 31, 2024, the company has allocable participation in co-investment based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Auto Transport Holdings, LLC, Cartridge Technologies, LLC, CNS Purchaser, LLC, Contract Datascan LP, CSG Buyer, Inc., Detroit Quality Staffing, LLC, Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, Excite Parent, Inc., GPI Acquisition Co., Inc., IMS Technology Services, LLC, Legacy Restoration, LLC, MAPS Buyer, Inc., MB Precision Investment Holdings LLC, Medical Management Holdings, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Team Car Care, LLC, The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

For the year ended December 31, 2024, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, IMS Technology Services, MAPS Buyer, Inc., Medical Management Holdings, LLC, MB Precision Investment Holdings LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	As of December 31, 2024
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$478,387	$479,581	61.8%
Senior Secured Term Loan	240,055	240,610	31.0%
Delayed Draw Term Loan	27,115	27,378	3.5%
Revolver	15,038	14,337	1.8%
Preferred Units	9,000	9,663	1.2%
Common Units	4,255	4,603	0.7%
Warrants	145	17	0.0%
	$773,995	$776,189	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	As of December 31, 2023
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$320,774	$323,088	57.4%
Senior Secured Term Loan	208,134	209,893	37.3%
Delayed Draw Term Loan	20,531	21,072	3.7%
Revolver	4,068	3,642	0.7%
Preferred Units	4,000	4,000	0.7%
Common Units	1,250	1,106	0.2%
Warrants	145	145	0.0%
	$558,902	$562,946	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2024:

	As of December 31, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$207,389	26.7%
Business Services	185,657	23.9%
Technology & Telecommunications	158,961	20.5%
Healthcare	144,145	18.6%
Franchising	80,037	10.3%
	$776,189	100.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2023:

	As of December 31, 2023
		Percentage
Industry Classification	Fair Value	of Portfolio
Healthcare	$136,548	24.3%
Transportation & Logistics	133,197	23.7%
Technology & Telecommunications	116,155	20.6%
Business Services	105,753	18.8%
Franchising	71,293	12.6%
Total	$562,946	100.0%

5.	Fair Value of Financial Instruments

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

As of December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$479,581	$—	$—	$479,581
Senior Secured Term Loan	240,610	—	—	240,610
Delayed Draw Term Loan	27,378	—	—	27,378
Revolver	14,337	—	—	14,337
Preferred Units	9,663	—	—	9,663
Common Units	4,603	—	—	4,603
Warrants	17	—	—	17
Total Investments	776,189	—	—	776,189
Cash Equivalents	1,906	1,906	—	—
Total Investments and cash equivalents	$778,095	$1,906	$—	$776,189

As of December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$323,088	$—	$—	$323,088
Senior Secured Term Loan	209,893	—	—	209,893
Delayed Draw Term Loan	21,072	—	—	21,072
Revolver	3,642	—	—	3,642
Preferred Units	4,000	—	—	4,000
Common Units	1,106	—	—	1,106
Warrants	145	—	—	145
Total Investments	562,946	—	—	562,946
Cash Equivalents	26,361	26,361	—	—
Total Investments and cash equivalents	$589,307	$26,361	$—	$562,946

The following is a reconciliation for the year ended December 31, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of year	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	191,229	61,447	8,807	18,738	3,005	5,000	—	288,226
Accretion of discount (amortization of premium)	2,402	2,196	273	138	—	—	—	5,009
Sales and repayments	(36,093)	(31,786)	(2,496)	(7,979)	—	—	—	(78,354)
Unrealized gain (loss)	(1,115)	(1,208)	(278)	(276)	492	663	(128)	(1,850)
Paid in-kind interest	70	68	—	74	—	—	—	212
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of year	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$776,189
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,115)	$(1,208)	$(278)	$(276)	$492	$663	$(128)	$(1,850)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2024.

The following is a reconciliation for the year ended December 31, 2023, of investments for which significant unobservable inputs (Level 3) were used in determining fair value :

	For the Year Ended December 31, 2023
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrant	Total
Fair value at beginning of year	$173,883	$48,285	$(184)	$566	$250	—	$—	$222,800
Purchases	163,800	165,518	20,676	10,405	1,000	4,000	145	365,544
Accretion of discount (amortization of premium)	1,026	636	106	144	—	—	—	1,912
Sales and repayments	(16,838)	(6,269)	(67)	(7,041)	—	—	—	(30,215)
Unrealized gain (loss)	1,213	1,723	541	(432)	(144)	—	—	2,901
Paid in-kind interest	4	—	—	—	—	—	—	4
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of year	$323,088	$209,893	$21,072	$3,642	1,106	4,000	$145	$562,946
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,213	$1,723	$541	$(432)	(144)	—	$—	$2,901

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2023.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2024, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$663,262	Discounted Cash Flows	Discount Rate	7.80% - 18.66% (11.14%)
	$6,460	Enterprise Value	Revenue Multiple	1.00x – 1.20x (1.10x)
	$29,021	Public Quoted	Broker Quote	N/A
Equity investments	$9,761	Enterprise Value	EBITDA Multiple	2.25x – 12.50x (8.65x)
Warrants	$17	Enterprise Value	EBITDA Multiple	8.00x – 9.00x (8.50x)
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

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $67,668 have been excluded from the preceding table.

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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2024 and 2023, the Company’s asset coverage was 210% and 228%, respectively. As of December 31, 2024 and 2023, the Company was in compliance with the terms and covenants of its borrowings.

CNB Revolving Credit Facility: On December 23, 2022, we entered into a capital call facility revolving credit agreement with City National Bank, as the administrative agent, lender, letter of credit issuer, lead arranger and book manager. The maximum principal amount of the facility is $100,000, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.50% per annum, subject to certain provisions in the revolving credit agreement. This revolving line of credit was matured on December 23, 2024 and any amounts borrowed under the facility, and all accrued and unpaid interest, were due and payable, on December 23, 2024.

Costs incurred in connection with obtaining the CNB Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024 and 2023, the unamortized deferred financing costs related to the facility was $0 and $353, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024 and 2023, there was $0 and $73,000 undrawn portion, respectively, on the line of credit provided by City National Bank. As of December 31, 2024 and 2023, the total outstanding balance under the credit agreement was $0 and $27,000, respectively, and this carrying value approximates fair value.

BCCI SPV-1 Credit Facility: On March 30, 2023, SPV-1 entered into a credit agreement, with the Investment Adviser as the Servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. SPV-1 is consolidated into the Company’s consolidated financial statements and no gain or loss is recognized from transfer of assets to and from SPV-1. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

Initial facility amount committed is $100,000 and may be increased up to a total maximum facility amount of $350,000 until Commitment Terminal Date upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.75% per annum, subject to certain provisions in the revolving credit agreement.The maturity date is 24 months after the last day of the Revolving Period. Revolving Period means the period commencing on the effective date and ending on Commitment Termination Date. Commitment Termination Date is the earliest of (a) March 30, 2026, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent).

On October 4, 2023, SPV - 1 entered into a first amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The total facility amount committed increased to $155,000 which is reallocated among KeyBank National Association, Live Oak Bank, First Foundation Bank and First - Citizens Bank & Trust Company.

On October 31, 2023, SPV - 1 entered into a joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Optum Bank, Inc., is $20,000. This increased the total facility amount committed to $175,000.

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

On January 23, 2024, SPV - 1 entered into a second amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank OZK, is $75,000, $50,000 of which was transferred from KeyBank National Association. This increased the total facility amount committed to $250,000.

On February 6, 2024, SPV - 1 entered into a third amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Fifth Third Bank, National Association, is $55,000. The commitment with respect to the existing lender KeyBank National Association increased by $5,000. This increased the total facility amount committed to $310,000.

On February 23, 2024, SPV - 1 entered into an assignment and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank of Hope, is $15,000, $5,000 of which was transferred from KeyBank National Association. The commitment with respect to the new lender, Wilmington Savings Fund Society, FSB, is $10,000. This increased the total facility amount committed to $330,000.

On March 8, 2024, SPV - 1 entered into a joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Mitsubishi HC Capital America, is $20,000. This increased the total facility amount committed to $350,000.

On August 29, 2024, SPV - 1 entered into a fourth amendment to credit agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) August 27, 2027, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to August 27, 2029.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024 and December 31, 2023, the unamortized deferred financing costs related to the facility was $3,855 and $2,027, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024 and 2023, there was $34,146 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 31, 2024 and 2023, the total outstanding balance under the credit agreement was $315,854 and $225,000, respectively, and this carrying value approximates fair value.

BCCI SPV-2 Credit Facility: On October 11, 2024, SPV-2 entered into a loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. SPV-2 is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from SPV-2. This credit facility is secured by collateral consisting primarily of loans in the Company’s investment portfolio.

Initial facility amount committed is $75,000 and may be increased up to a total maximum facility amount of $200,000 until the commitment date is terminated upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.50% per annum, subject to certain provisions in the loan and servicing agreement.The scheduled maturity date is October 11, 2030.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2024, the unamortized deferred financing costs related to the facility was $1,010, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024, there was $17,500 undrawn portion on the line of credit provided under this credit facility. As of December 31, 2024, the total outstanding balance under the credit agreement was $57,500, and this carrying value approximates fair value.

As of December 31, 2024 and 2023, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,324 and $4,054, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the year ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Interest expense on line of credit	$27,998	$11,507	$173
Amortization of deferred financing costs	$1,160	$571	$9
Weighted average interest rate	8.4%	7.8%	6.9%

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

The Company agrees to pay Macquarie a fee, which equals to (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. For the year ended December 31, 2024, 2023 and 2022, the Company incurred fees of $0, $378 and $500, respectively, which are shown as interest expense on loans on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, zero was payable to Macquarie. Principal payments due to Macquarie are recognized within the loan payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and 2023, the Company had a loan payable balance of zero, to Macquarie.

No loans were held as collateral against the loan payable to Macquarie as of December 31, 2024.

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2024 and 2023, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of December 31, 2024:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$614
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
BP Loenbro Holdings, Inc.	Revolver	1,101
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	383
Contract Datascan, LP	Revolver	507
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	968
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Revolver	507
Firebirds Buyer, LLC	Delayed Draw Term Loan	405
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	960
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	169
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	433
P3 Acquisition Holdings LLC	Revolver	83
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	525
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	867
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	486
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	411
Total Unfunded Commitments		$39,930

The following table details the Company’s unfunded commitments as of December 31, 2023:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$1,652
Cartridge Technologies, LLC	Revolver	500
Contract Datascan, LP	Revolver	600
ESN Venture Holdings, LLC	Delayed Draw Term Loan	3,309
ESN Venture Holdings, LLC	Revolver	367
Essence Communications Inc.	Revolver	7,115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	7,563
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Delayed Draw Term Loan	811
Firebirds Buyer, LLC	Revolver	405
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	4,365
North Haven USHC Acquisition, Inc.	Revolver	826
OPCO Borrower LLC	Revolver	2,500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	500
P3 Acquisition Holdings LLC	Revolver	500
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
TouchFuse, LLC	Delayed Draw Term Loan	1,000
TouchFuse, LLC	Revolver	840
UFS, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Zavation Medical Products, LLC	Revolver	320
Total Unfunded Commitments		$39,923

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of December 31, 2024 and December 31, 2023, the unfunded capital commitment from the investors was $0 and $50,500, of which $0 and $500, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/31/2024	12/26/2024	1/14/2025	$0.35

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Year Ended December 31,
	2024		2023		2022
Net increase in net assets resulting from operations	$49,853		$28,924		$2,280
Weighted average shares of common stock outstanding—basic and diluted	37,435,809	(1)	22,812,415	(2)	12,625,000	(3)
Net change in net assets resulting from operations per share—basic and diluted	$1.33		$1.27		$0.18
(1)	The weighted average shares outstanding for the year ended December 31, 2024, are based on the average of outstanding shares as of December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.
(2)	The weighted average shares outstanding for the year ended December 31, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023.
(3)	The weighted average shares outstanding for the year ended December 31, 2022, are based on the average of outstanding shares as of September 30, 2022 and outstanding shares as of December 31, 2022. There were no material activities before the initial funding was received on September 26, 2022.

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

The tax character of distributions for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Distributions paid from:
Ordinary income	$51,703	$26,023	$1,137
Long term capital gain	—	—	—
Deferred (accrued) income	(3,468)	813	75
Total distributions paid	$48,235	$26,836	$1,212

The components of accumulated earnings (losses) on a tax basis for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Undistributed net investment income (loss)	$2,920	$(521)	$(75)
Accumulated net realized gain (loss)	—	—	—
Net unrealized investment appreciation (depreciation)	2,194	4,044	1,143
Total accumulated earnings	$5,114	$3,523	$1,068

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2024, 2023 and 2022 were as follows:

	As of December 31,
	2024	2023	2022
Tax cost of investments	$773,995	$558,902	$221,657
Gross unrealized appreciation	$9,916	$7,174	$1,143
Gross unrealized depreciation	(7,722)	(3,130)	—
Net unrealized investment appreciation (depreciation)	$2,194	$4,044	$1,143

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31,
	2024	2023	2022
Net increase in net assets resulting from operations	$49,853	$28,924	$2,280
Net change in unrealized (appreciation) depreciation on investments	1,850	(2,901)	(1,143)
Permanent book income and tax income differences	—	—	—
Temporary book income and tax income differences	(26)	(26)	—
Taxable income	$51,677	$25,997	$1,137

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022(7)
Per share data: (1)
Net asset value at beginning of year	$10.22	$10.07	$10.00
Results of operations(2)
Net investment income (loss)	1.38	1.14	0.09
Net change in unrealized appreciation (depreciation)	(0.05)	0.13	0.09
Net increase (decrease) in net assets resulting from operations (2)	1.33	1.27	0.18
Stockholder distributions from income	(1.24)	(1.01)	(0.08)
Capital share transactions
Issuance of common shares (3)	0.01	(0.10)	(0.02)
Reinvestment of stockholder distributions	0.01	(0.01)	—
Offering cost	—	—	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	0.02	(0.11)	(0.03)
Net asset value at end of year	$10.33	$10.22	$10.07
Shares outstanding at end of year	39,872,149	31,627,942	15,150,000
Total return (4)	13.35%	11.59%	1.50%
Ratio/Supplemental data:
Net assets at end of year	$411,749	$323,377	$152,494
Ratio of net investment income to average net assets (5)	12.64%	10.16%	0.90%
Ratio of net expenses to average net assets (5)	9.52%	7.37%	2.13%
Portfolio turnover	10.77%	7.74%	3.43%
Asset coverage ratio (6)	210%	228%	252%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher (lower) than the net asset value per share results in an increase (decrease) in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period.
(5)	Weighted average net assets are used for this calculation.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the period from September 26, 2022 (Commencement of Operations) through December 31, 2022.

12.Share Transactions

The following table summarizes the total shares issued for the years ended December 31, 2024, 2023 and 2022:

	For Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	31,627,942	$320,295	15,150,000	$151,500	—	$—
Issuance of common shares	4,809,524	50,500	14,812,548	151,500	15,150,000	151,500
Reinvestments of stockholder distributions	3,434,683	36,254	1,665,394	17,295	—	—
Balance at end of year	39,872,149	$407,049	31,627,942	$320,295	15,150,000	$151,500

13.Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, chief financial officer, chief operating officer and chief credit officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

14.Subsequent Events

On March 10, 2025, SPV-2 entered into a first amendment to loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. is upsized by $25,000. This increased the total facility amount committed to $100,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEMS 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

The Company has adopted a code of ethics that applies to directors, officers and employees. The code of ethics is included as an exhibit to this annual report on Form 10-K.

The Company has also adopted an insider trading policy that applies to directors, officers and employees, a copy of which is included as an exhibit to this annual report on Form 10-K. The insider trading policy has been reasonably designed to promote compliance with the federal securities laws applicable to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGREMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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
10.9

First Amendment to Loan and Servicing Agreement, dated as of March 10, 2025, by and among BCCI SPV-2, LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, Webster Bank, N.A., as Swing Lender, Webster Bank, N.A., as Agent and each of the other lenders party thereto (3)

10.10

Loan and Servicing Agreement, dated as of October 11, 2024, among BCCI SPV-2. LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, each of the lenders from time to time party thereto, Webster Bank, N.A., as the Collateral Agent, Administrative Agent and Sole Lead Arranger, U.S. Bank National Association, as the Document Custodian and U.S. Bank Trust Company, National Association, as Custodian (4)

14.1	Code of Ethics*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form 10 (File No. 000-56452) filed with the SEC on July 29, 2022.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2022.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2025.
(4)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2025.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTWOOD CAPITAL CORPORATION I

Date: March 24, 2025	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: March 24, 2025	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the registrant and in the following capacities on March 24, 2025.

/s/ Sengal Selassie
Sengal Selassie
Chairman of the Board and Chief
Executive Officer

/s/ Carol Moody
Carol Moody
Director and Chair of the Audit Committee

/s/ Peter Dancy
Peter Dancy
Director and Chair of the Nominating and
Corporate Governance Committee

/s/ Cynthia Fryer Steer
Cynthia Fryer Steer
Director and Chair of the Valuation Committee