Form 10-Q
period 2025-03-31
Brightwood Capital Corp I
filed 2025-05-13
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2025 the registrant had 40,069,629 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $799,501 and $773,995, respectively)	$800,832	$776,189
Cash and cash equivalents	30,264	21,391
Interest and paydown receivable	8,118	6,838
Deferred financing costs	5,399	4,865
Total assets	$844,613	$809,283
Liabilities
Line of credit payable	$408,639	$373,354
Interest payable on line of credit	7,171	7,324
Due to affiliates	199	345
Management fees payable (See Note 3)	1,654	1,591
Distributions payable	—	13,954
Directors’ fees payable (See Note 3)	105	210
Accounts payable and accrued expenses	884	756
Total liabilities	418,652	397,534
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 40,069,629 and 39,872,149 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$401	$399
Paid-in-capital in excess of par value	408,667	406,575
Total distributable earnings (loss)	16,893	4,775
Total net assets	425,961	411,749
Total liabilities and net assets	$844,613	$809,283
Net asset value per share (See Note 9)	$10.63	$10.33

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$22,780	$20,206
Other Income	250	—
Total investment income	23,030	20,206

Expenses:
Interest expense on line of credit	7,202	6,169
Management fees	1,654	1,306
Other general and administrative expenses	276	212
Amortization of deferred financing costs	251	263
Professional fees	214	197
Overhead expenses	199	173
Administration fees	142	73
Directors’ fees	75	75
Custody fees	35	12
Facility expenses	—	251
Total expenses	10,048	8,731
Net investment income (loss), before taxes	12,982	11,475
Income tax expense, including excise tax	1	14
Net investment income (loss), after taxes	12,981	11,461

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(863)	(993)
Total net realized and unrealized gain (loss) on investments	(863)	(993)
Net increase (decrease) in net assets resulting from operations	$12,118	$10,468
Per share data:
Net investment income (loss) per share	$0.32	$0.33
Net increase (decrease) in net assets resulting from operations per share	$0.30	$0.30
Weighted average common shares outstanding	39,970,889	34,544,775

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,981	$11,461
Net change in unrealized appreciation (depreciation) on investments	(863)	(993)
Net increase in net assets resulting from operations	12,118	10,468
Shareholder distributions:
Distributions of investment income	—	—
Net increase (decrease) in net assets resulting from shareholder distributions	—	—
Capital share transactions:
Issuance of common shares, net	—	50,500
Reinvestments of stockholder distributions	2,094	10,754
Net increase in net assets resulting from capital share transactions	2,094	61,254
Total increase in net assets	14,212	71,722
Net assets, at beginning of period	411,749	323,377
Net assets, at end of period	$425,961	$395,099

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,118	$10,468
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Purchase of investments and drawdowns	(38,957)	(121,554)
Proceeds from principal repayments of investments and sales of investments and paydowns	14,733	5,885
Amortization of premium/accretion of discount, net	(1,282)	(869)
Interest income paid in kind	—	(93)
Net change in unrealized (appreciation) depreciation on investments	863	993
Amortization of deferred financing costs	251	263
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,279)	(773)
Increase (decrease) in payable to affiliates	(145)	9
Increase (decrease) in interest payable on line of credit	(153)	2,135
Increase (decrease) in management fees payable	63	265
Increase (decrease) in directors’ fees payable	(105)	(135)
Increase (decrease) in accounts payable and accrued expenses	128	(92)
Net cash used in operating activities	(13,765)	(103,498)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	50,500
Shareholder distributions	(11,862)	—
Proceeds from line of credit payable	35,285	85,000
Repayments on line of credit payable	—	(27,000)
Deferred financing costs paid	(785)	(1,546)
Net cash provided by financing activities	22,638	106,954
Net increase (decrease) in cash and cash equivalents	8,873	3,456
Cash and cash equivalents, beginning of period	21,391	20,428
Cash and cash equivalents, end of period	$30,264	$23,884
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense on line of credit	$7,354	$4,034
Cash paid during the period for income taxes, including excise tax	$75	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$2,094	$10,754

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2025

(dollars in thousands)

			Spread Above					Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)			Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.81%	2/1/2028	9,375	$9,116	$8,952	2.1%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			10.15%	4/26/2029	6,878	6,761	6,878	1.6%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan	S +	5.75%			10.15%	4/26/2029	16,086	15,793	16,086	3.8%
Athlete Buyer, LLC	(6)	Revolver	S +	5.75%			10.15%	4/26/2029	1,009	981	1,009	0.2%
Elevator Intermediate Holdings, Inc.	(6)(8)	Senior Secured First Lien Term Loan	S +	6.50%			10.95%	8/25/2028	21,670	21,339	21,670	5.1%
Elevator Intermediate Holdings, Inc.	(6)	Revolver	S +	6.50%			10.95%	8/25/2028	667	653	667	0.2%
GPI Acquisition Co., Inc.	(6)	Senior Secured First Lien Term Loan	S +	5.75%			10.16%	3/30/2029	19,297	18,988	19,297	4.5%
GPI Acquisition Co., Inc.	(6)(7)(9)(10)	Revolver	S +	5.75%			5.75%	3/30/2029	—	(8)	—	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	5.03%			9.36%	11/3/2026	19,383	19,168	19,141	4.5%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	7.00%			11.30%	6/23/2027	4,862	4,815	4,814	1.1%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.55%	1/5/2029	2,469	2,432	2,410	0.6%
Legacy Restoration LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	6.25%			6.25%	1/5/2029	—	(83)	(261)	(0.1)%
Legacy Restoration LLC	(6)	Revolver	S +	6.25%			10.55%	1/5/2029	960	937	924	0.2%
Max US Bidco Inc.	(6)(8)	Senior Secured First Lien Term Loan	S +	5.00%			9.31%	10/2/2030	7,425	7,028	7,314	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	7.50%			11.93%	6/21/2029	9,975	9,722	9,785	2.3%
Obra Capital, Inc.	(6)	Revolver	S +	7.50%			11.93%	12/21/2028	250	237	241	0.1%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.50%			10.94%	7/29/2027	22,538	22,214	22,538	5.3%
Prisma Graphic, LLC	(6)	Revolver	S +	6.50%			10.94%	7/29/2027	310	290	310	0.1%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.66%	11/22/2028	21,178	20,830	21,178	5.0%
TouchFuse, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%	11/22/2028	—	(16)	—	0.0%
Trulite Holding Corp.	(6)(8)	Senior Secured Term Loan	S +	6.00%			10.31%	3/1/2030	4,875	4,795	4,875	1.1%
W Services Group, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.25%			9.55%	9/24/2029	9,950	9,772	9,950	2.3%
W Services Group, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	5.25%			5.25%	9/24/2029	—	(4)	—	0.0%
W Services Group, LLC	(6)(9)(10)	Revolver	S +	5.25%			5.25%	9/24/2029	—	(9)	—	0.0%
Total Business Services										175,751	177,778	41.7%

Franchising
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%			10.29%	11/9/2029	12,344	12,098	12,344	2.9%
CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan	S +	6.25%			10.70%	6/17/2026	24,815	24,599	24,542	5.8%
ESN Venture Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.75%			10.05%	10/6/2028	13,464	13,266	13,464	3.2%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	5.75%	10.04	%-	10.07%	10/6/2028	4,882	4,882	4,882	1.1%
ESN Venture Holdings, LLC	(6)	Revolver	S +	5.75%			10.05%	10/6/2028	144	137	144	0.0%
Essence Communications Inc.	(6)(11)	Senior Secured First Lien Term Loan	S +	6.75%			11.31%	11/25/2027	6,947	6,860	6,308	1.5%
Essence Communications Inc.	(6)(11)	Revolver	S +	6.75%			11.30%	11/25/2025	9,959	9,915	9,033	2.1%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.67%	3/22/2028	13,111	12,955	13,111	3.1%
Firebirds Buyer, LLC	(6)	Delayed Draw Term Loan	S +	6.25%			10.67%	3/22/2028	810	791	810	0.2%
Firebirds Buyer, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%	3/22/2028	—	(10)	—	0.0%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.00%			10.59%	12/23/2026	4,985	4,969	4,971	1.2%
Tavern Holdings, LLC		Senior Secured First Lien Term Loan	S +	5.75%			10.01%	1/10/2030	10,000	9,856	9,856	2.3%
Team Car Care, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	4.25%			8.55%	6/28/2027	2,925	2,923	2,925	0.7%
Total Franchising										103,241	102,390	24.1%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

March 31, 2025

(dollars in thousands)

			Spread Above									Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Raference Rate (4)					Interest Rate (4)			Maturity Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(8)	Senior Secured First Lien Term Loan				S +	5.50%			9.80%	12/30/2029	14,963	$14,749	$14,749	3.5%
CNS Purchaser, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%	12/30/2029	—	(4)	(4)	0.0%
CNS Purchaser, LLC		Revolver				S +	5.50%			9.80%	12/30/2029	117	110	110	0.0%
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan				S +	6.00%			10.32%	12/13/2028	4,938	4,846	4,938	1.2%
Everest AcquisitionCo, LLC	(6)(7)(8)	Delayed Draw Term Loan				S +	6.00%			10.32%	12/13/2028	5,598	5,510	5,598	1.3%
Everest AcquisitionCo, LLC	(6)(9)(10)	Revolver				S +	6.00%			6.00%	12/13/2028	—	(56)	—	0.0%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	7.25%	11.80	% -	11.82%	2/23/2028	20,461	20,160	20,461	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.25%	11.80	% -	11.81%	2/23/2028	490	483	490	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.05%	4/26/2029	19,875	19,818	19,875	4.7%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.50%			11.08%	11/13/2029	13,298	13,029	12,533	2.9%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan				S +	6.50%			11.06%	11/13/2029	130	127	122	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver				S +	6.50%			11.08%	11/13/2029	417	407	388	0.1%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.80%	9/19/2028	23,125	22,653	23,125	5.4%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.31%	6/21/2027	9,725	9,679	9,195	2.2%
The Smilist DSO, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.30%	4/4/2029	6,564	6,485	6,564	1.5%
The Smilist DSO, LLC	(6)(8)	Delayed Draw Term Loan				S +	6.00%			10.30%	4/4/2029	2,177	2,150	2,177	0.5%
The Smilist DSO, LLC	(6)(9)(10)	Revolver				S +	6.00%			6.00%	4/4/2029	—	(5)	—	0.0%
YNWA Finco LLC	(6)(11)(14)	Senior Secured Term Loan				S +	3.25%			7.69% PIK	8/18/2027	10,230	9,693	6,460	1.5%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	5.50	%-	S +	5.75%	9.89	% -	10.15%	6/30/2028	13,037	12,885	13,037	3.1%
Zavation Medical Products, LLC	(6)	Revolver				S +	5.75%			10.15%	6/30/2028	563	556	563	0.1%
Total Healthcare													143,275	140,381	32.9%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan				S +	4.25%			8.67%	12/4/2028	4,531	4,511	4,531	1.1%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.14%	2/1/2029	19,569	19,334	19,569	4.6%
BP Loenbro Holdings, Inc.	(6)(7)(9)(10)	Delayed Draw Term Loan				S +	5.75%			5.75%	2/1/2029	—	(11)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver				S +	5.75%			10.17%	2/1/2029	550	516	550	0.1%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan				S +	6.75%			11.06%	10/6/2028	22,490	22,174	22,490	5.3%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver				S +	6.75%			6.75%	10/6/2028	—	(7)	—	0.0%
Excite Parent, Inc.	(8)	Senior Secured First Lien Term Loan				S +	4.25%			8.55%	10/31/2030	5,000	4,952	4,952	1.2%
IMS Technology Services, LLC	(8)	Senior Secured First Lien Term Loan				S +	5.50%			9.80%	11/22/2029	9,975	9,835	9,975	2.3%
IMS Technology Services, LLC	(9)(10)	Revolver				S +	5.50%			5.50%	11/22/2029	—	(7)	—	0.0%
MAPS Buyer, Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	6.25%			10.65%	9/6/2029	4,975	4,865	4,975	1.2%
MAPS Buyer, Inc.	(6)(9)(10)	Revolver				S +	6.25%			6.25%	9/6/2029	—	(11)	—	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.18%	7/27/2027	22,811	22,636	22,348	5.2%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.67%	3/27/2029	11,775	11,577	11,775	2.8%
Proficium Purchaser, LLC	(6)	Revolver				S +	6.25%			10.67%	3/27/2029	250	242	250	0.1%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.50%			11.06%	10/2/2028	23,640	23,185	23,640	5.5%
UFS, LLC	(6)	Revolver				S +	6.50%	10.92	% -	11.06%	10/2/2028	933	926	933	0.2%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.67%	11/1/2028	18,269	18,076	18,196	4.3%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			10.67%	11/1/2028	734	724	732	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%	11/1/2028	—	(3)	(1)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.50%			11.82%	4/23/2029	3,925	3,861	3,925	0.9%
Virtual Technologies Group, LLC	(6)	Revolver				S +	7.50%			11.82%	4/23/2029	664	656	664	0.2%
Total Technology &Telecommunications													148,031	149,504	35.2%

Transportation & Logistics
Auto Transport Holdings, LLC		Senior Secured First Lien Term Loan				S +	7.25%			11.57%	11/4/2029	4,969	4,910	4,910	1.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.25%	10/7/2026	14,389	14,108	14,389	3.4%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			11.90%	11/3/2028	23,610	23,041	21,665	5.1%
Contract Datascan, LP	(6)	Revolver				S +	7.50%	11.80	% -	11.90%	11/3/2028	860	840	778	0.2%
CSG Buyer, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.29%	7/29/2029	24,813	24,367	24,813	5.8%
Detroit Quality Staffing, LLC	(6)(7)(8)	Senior Secured Term Loan				S +	7.50%			12.00%	10/4/2029	6,913	6,783	6,913	1.6%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.31%	6/28/2029	16,722	16,601	16,722	3.9%
MB Precision Investment Holdings LLC	(8)	Senior Secured First Lien Term Loan				S +	8.00%			12.55%	10/1/2028	6,956	6,774	6,956	1.6%
MB Precision Investment Holdings LLC		Revolver	S +	8.00	% /	P +	7.00%	12.55	% -	14.50%	10/1/2028	331	318	331	0.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.07%	10/2/2029	24,688	24,122	24,688	5.8%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.03%	3/29/2029	21,351	20,924	21,351	5.0%
Subsea Global Solutions, LLC	(6)	Revolver				S +	6.75%	10.94	% -	11.14%	3/29/2029	600	580	600	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.81%	7/26/2027	24,373	24,351	24,373	5.7%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.00%			9.29%	12/13/2029	21,441	21,113	21,441	5.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.17%	7/13/2027	17,250	17,086	17,202	4.0%
SLI Golden Bridge Holdco, LLC	(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.32%	1/10/2030	9,975	9,784	9,784	2.3%
Total Transportation & Logistics													215,702	216,916	50.8%
Total Debt Investments													786,000	786,969	184.7%

Equity Investment

Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units										527,145	3,500	4,130	1.0%
P3 Acquisition Holdings LLC	(6)(12)	Series A Preferred Equity										74,513	500	348	0.1%
Zavation Medical Products, LLC	(6)(12)	Class A Memberhip Units										6,831	1,000	578	0.1%
													5,000	5,056	1.2%
Technology & Telecommunications
BP I LM Holdings, LLC	(6)(12)	Series A Units										1,067,133	1,101	1,387	0.3%
MAPS Buyer, Inc.	(6)(12)	Common Units										505	505	364	0.1%
Proficium Purchaser, LLC	(6)(12)	Common Units										1,000,000	1,000	1,300	0.3%
Veradata Holdings, LLC	(6)	Class A Units										250	250	469	0.1%
Virtual Technologies Group, LLC	(6)(12)	Series A Preferred Units										1,000,000	1,000	800	0.2%
Virtual Technologies Group, LLC	(6)(12)	Special Incentive Units										138,408	—	—	0.0%
													3,856	4,320	1.0%
Transportation & Logistics
Coregistics TopCo LLC	(6)(12)	Class A Units										500,000	500	477	0.1%
Detroit Quality Staffing, LLC	(6)(12)	Preferred Equity										500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(12)	Class E Preferred Units										3,500,000	3,500	3,500	0.8%
													4,500	4,477	1.0%
Total Equity Investment													13,356	13,853	3.2%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(12)	Common Stock Warrant										441	130	—	0.0%
Contract Datascan, LP	(6)(12)	Series A Preferred Warrant										51	15	10	0.0%
MB Precision Investment Holdings LLC	(6)(12)	Warrant Units										3,500,000	—	—	0.0%
Total Warrants													145	10	0.0%

Total Investments													$799,501	$800,832	187.9%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund								4.41%		—	355	355	0.1%
Total Cash Equivalents													355	355	0.1%

Total Investments and cash equivalents													$799,856	$801,187	188.0%

Liabilities in Excess of Other Assets														(375,226)	(88.1)%

Net Assets														$425,961	100%
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
(2)	The issuers of debt and equity held by the Company are domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at March 31, 2025. As of March 31, 2025, the P was 7.50%. As of March 31, 2025, the effective rates for 1M S and 3M S are 4.32%, and 4.29%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $425,961 as of March 31, 2025.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(dollars in thousands)

			Spread Above					Interest				Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)					Rate (4)				Date	/Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.84%		2/1/2028	9,500	$9,216	$9,500	2.3%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.18%		4/26/2029	6,895	6,771	6,895	1.7%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan				S +	5.75%			10.18%		4/26/2029	16,127	15,816	16,127	3.9%
Athlete Buyer, LLC	(6)	Revolver				S +	5.75%	10.18	%-	10.21%		4/26/2029	1,039	1,007	1,039	0.3%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.45%		11/9/2029	12,375	12,116	12,375	3.0%
Elevator Intermediate Holdings, Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	6.50%			10.98%		8/25/2028	21,725	21,369	21,725	5.2%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Delayed Draw Term Loan				S +	6.50%			6.50%		8/25/2028	—	(8)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Revolver				S +	6.50%			6.50%		8/25/2028	—	(15)	—	0.0%
GPI Acquisition Co., Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.36%		3/30/2029	19,348	19,019	19,348	4.7%
GPI Acquisition Co., Inc.	(6)(9)(10)	Revolver				S +	5.75%			5.75%		3/30/2029	—	(8)	—	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	5.25	%/	S +	5.27%	9.71	%-	9.73%		11/3/2026	19,813	19,559	19,813	4.8%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.83%		6/23/2027	4,875	4,822	4,838	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.58%		1/5/2029	2,475	2,435	2,407	0.6%
Legacy Restoration LLC	(6)(9)(10)	Delayed Draw Term Loan				S +	6.25%			6.25%		1/5/2029	—	(88)	(303)	(0.1)%
Legacy Restoration LLC	(6)	Revolver				S +	6.25%			10.58%		1/5/2029	540	516	499	0.1%
Max US Bidco Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	5.00%			9.36%		10/2/2030	7,444	7,028	7,146	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			11.97%		6/21/2029	10,000	9,732	9,735	2.4%
Obra Capital, Inc.	(6)(9)(10)	Revolver				S +	7.50%			7.50%		6/21/2029	—	(13)	(13)	0.0%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.97%		7/29/2027	18,617	18,258	18,617	4.5%
Prisma Graphic, LLC	(6)(9)(10)	Revolver				S +	6.50%			6.50%		7/29/2027	—	(23)	—	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.86%		11/22/2028	21,231	20,860	21,231	5.2%
TouchFuse, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		11/22/2028	—	(18)	—	0.0%
Trulite Holding Corp.	(6)(8)	Senior Secured Term Loan				S +	6.00%			10.59%		3/1/2030	4,906	4,822	4,906	1.2%
W Services Group, LLC	(8)	Senior Secured First Lien Term Loan				S +	5.50%			9.83%		9/24/2029	9,975	9,786	9,786	2.4%
W Services Group, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%		9/24/2029	—	(5)	(5)	0.0%
W Services Group, LLC	(9)(10)	Revolver				S +	5.50%			5.50%		9/24/2029	—	(9)	(9)	0.0%
Total Business Services														182,945	185,657	45.1%

Franchising

CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan				S +	6.25%	10.73%		(0.70% PIK)		6/17/2026	24,877	24,617	24,603	6.0%
ESN Venture Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	5.75%			10.08%		10/7/2028	13,499	13,286	13,499	3.3%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan				S +	5.75%	10.08	%-	10.34%		10/7/2028	4,721	4,721	4,721	1.1%
ESN Venture Holdings, LLC	(6)	Revolver				S +	5.75%			10.08%		10/7/2028	144	137	144	0.0%
Essence Communications Inc.	(6)(11)	Senior Secured First Lien Term Loan				S +	6.75%	11.34%		(2.00% PIK)		11/25/2027	6,975	6,880	6,292	1.5%
Essence Communications Inc.	(6)(11)	Revolver				S +	6.75%	11.22	%-	11.33	% PIK	11/25/2025	9,959	9,899	8,971	2.2%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.71%		3/22/2028	13,144	12,975	13,144	3.2%
Firebirds Buyer, LLC	(6)	Delayed Draw Term Loan				S +	6.25%			10.71%		3/22/2028	405	390	405	0.1%
Firebirds Buyer, LLC	(6)	Revolver				S +	6.25%			10.71%		3/22/2028	304	294	304	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan				S +	6.00%			10.77%		12/23/2026	4,998	4,980	4,991	1.2%
Team Car Care, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	4.25%			8.50%		6/28/2027	2,963	2,960	2,963	0.7%
Total Franchising														81,139	80,037	19.4%

Healthcare
CNS Purchaser, LLC		Senior Secured First Lien Term Loan				S +	5.50%			9.82%		12/30/2029	15,000	$14,775	$14,775	3.6%
CNS Purchaser, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%		12/30/2029	—	(4)	(4)	0.0%
CNS Purchaser, LLC		Revolver				S +	5.50%			9.82%		12/30/2029	117	109	109	0.0%
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.59%		12/13/2028	4,950	4,852	4,950	1.2%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			10.61%		12/13/2028	2,980	2,877	2,980	0.7%
Everest AcquisitionCo, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		12/13/2028	—	(59)	—	0.0%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	7.25%	11.73	%-	12.02%		2/23/2028	20,513	20,185	19,914	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.25%	11.79	%-	11.85%		2/23/2028	491	483	477	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.62%		4/26/2029	20,405	20,342	20,405	5.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.50%			11.28%		11/13/2029	13,331	13,047	13,331	3.2%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan				S +	6.50%			11.38%		11/13/2029	67	65	67	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver				S +	6.50%			11.28%		11/13/2029	417	406	417	0.1%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.80%		9/19/2028	23,438	22,925	23,438	5.7%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.34%		6/21/2027	9,750	9,699	9,172	2.2%
The Smilist DSO, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.33%		4/4/2029	6,581	6,497	6,581	1.6%
The Smilist DSO, LLC	(6)(8)	Delayed Draw Term Loan				S +	6.00%			10.33%		4/4/2029	2,183	2,154	2,183	0.5%
The Smilist DSO, LLC	(6)(9)(10)	Revolver				S +	6.00%			6.00%		4/4/2029	—	(6)	—	0.0%
YNWA Finco LLC	(6)(11)(15)	Senior Secured Term Loan				S +	3.25%			7.72	% PIK	8/18/2027	9,693	9,693	6,460	1.6%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	5.50%	9.95	%-	10.23%		6/30/2028	13,070	12,906	13,070	3.2%
Zavation Medical Products, LLC	(6)	Revolver				S +	5.50%	9.93	%-	9.95%		6/30/2028	455	448	455	0.1%
Total Healthcare														141,394	138,780	33.6%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan				S +	4.25%			8.81%		12/4/2028	4,625	4,603	4,625	1.1%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.67%		2/1/2029	16,024	15,828	16,024	3.9%
BP Loenbro Holdings, Inc.	(6)(7)(9)(10)	Delayed Draw Term Loan				S +	6.00%			6.00%		2/1/2029	—	(11)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver				S +	6.25%			10.43%		2/1/2029	734	711	734	0.2%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan				S +	6.75%			11.15%		10/6/2028	22,635	22,294	22,635	5.5%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver				S +	6.75%			6.75%		10/6/2028	—	(8)	—	0.0%

Excite Parent, Inc.		Senior Secured First Lien Term Loan				S +	4.25%			8.58%	10/31/2030	5,000	4,950	4,950	1.2%
IMS Technology Service, LLC		Senior Secured First Lien Term Loan				S +	5.50%			9.83%	11/22/2029	10,000	9,853	9,853	2.4%
IMS Technology Service, LLC	(9)(10)	Revolver				S +	5.50%			5.50%	11/22/2029	—	(7)	(7)	0.0%
MAPS Buyer, Inc.	(8)	Senior Secured First Lien Term Loan				S +	6.25%			10.79%	9/6/2029	4,988	4,871	4,871	1.2%
MAPS Buyer, Inc.	(9)(10)	Revolver				S +	6.25%			6.25%	9/6/2029	—	(12)	(12)	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.21%	7/27/2027	23,120	22,923	22,574	5.5%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.68%	3/27/2029	11,775	11,565	11,775	2.9%
Proficium Purchaser, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%	3/27/2029	—	(8)	—	0.0%
Synamedia Americas Holdings, Inc.	(6)(7)(12)	Senior Secured Term Loan				S +	7.75%			12.11%	12/5/2028	9,463	9,189	9,463	2.3%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.50%			11.07%	10/2/2028	23,700	23,211	23,700	5.8%
UFS, LLC	(6)	Revolver				S +	6.50%			10.94%	10/2/2028	133	126	133	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.75%	11/1/2028	18,316	18,110	18,169	4.4%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			10.71%	11/1/2028	736	725	730	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%	11/1/2028	—	(3)	(2)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.50%			11.86%	4/23/2029	3,950	3,882	3,950	1.0%
Virtual Technologies Group, LLC	(6)	Revolver				S +	7.50%			11.86%	4/23/2029	347	339	347	0.1%
Total Technology &Telecommunications													153,131	154,512	37.7%

Transportation & Logistics
Auto Transport Holdings, LLC		Senior Secured First Lien Term Loan				S +	7.25%			11.61%	11/4/2029	5,000	$4,938	$4,938	1.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.41%	10/7/2026	14,427	14,099	13,912	3.4%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.13%	11/3/2028	23,760	23,148	22,387	5.4%
Contract Datascan, LP	(6)	Revolver				S +	7.50%	11.86	%-	12.26%	11/3/2028	493	472	436	0.1%
CSG Buyer, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.60%	7/29/2029	24,875	24,403	24,875	6.0%
Detroit Quality Staffing, LLC	(8)	Senior Secured Term Loan				S +	7.50%			12.10%	10/4/2029	6,956	6,819	6,819	1.7%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%	10.34	%-	10.40%	6/28/2029	16,764	16,636	16,764	4.1%
MB Precision Investment Holdings LLC	(8)	Senior Secured First Lien Term Loan				S +	8.00%			12.83%	10/1/2028	6,978	6,782	6,782	1.6%
MB Precision Investment Holdings LLC		Revolver	S+	8.00	% /	P+	7.00%	12.40	%-	15.00%	10/1/2028	331	317	317	0.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.23%	10/2/2029	24,750	24,152	24,750	6.0%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.03%	3/29/2029	21,404	20,950	21,404	5.2%
Subsea Global Solutions, LLC	(6)	Revolver				S +	6.75%	11.14	%-	11.37%	3/29/2029	475	454	475	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.13%	7/26/2027	24,435	24,411	24,435	5.9%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.00%			9.50%	12/13/2028	17,388	17,098	17,388	4.2%
VHL Logistics, Inc.	(6)(9)(10)	Revolver				S +	5.00%			5.00%	12/13/2028	—	(8)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.21%	7/13/2027	17,500	17,315	17,238	4.2%
Total Transportation & Logistics													201,986	202,920	49.2%
Total Debt Investments													760,595	761,906	185.0%

Equity Investment
Healthcare
Derm Holdings LLC	(6)(13)	Class A Preferred Units										527,145	3,500	4,106	1.0%
P3 Acquisition Holdings LLC	(6)(13)	Series A Preferred Equity										74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(13)	Class A Memberhip Units										6,831	1,000	759	0.2%
													5,000	5,365	1.3%
Technology & Telecommunications

BP I LM Holdings, LLC	(6)(13)	Series A Units										1,000,000	1,000	1,370	0.3%
MAPS Buyer, Inc.	(13)	Common Units										505	505	505	0.1%
Proficium Purchaser, LLC	(6)(13)	Common Units										1,000,000	1,000	1,135	0.3%
Veradata Holdings, LLC	(6)	Class A Units										250	250	382	0.1%
Virtual Technologies Group, LLC	(6)(13)	Series A Preferred Units										1,000,000	1,000	1,050	0.3%
Virtual Technologies Group, LLC	(6)(13)	Special Incentive Units										138,408	—	7	0.0%
													3,755	4,449	1.1%
Transportation & Logistics
Coregistics TopCo LLC	(6)(13)	Class A Units										500,000	500	452	0.1%
Detroit Quality Staffing, LLC	(13)	Preferred Equity										500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(13)	Class E Preferred Units										3,500,000	3,500	3,500	0.9%
													4,500	4,452	1.1%
Total Equity Investment													13,255	14,266	3.5%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(13)	Common Stock Warrant										441	130	—	0.0%
Contract Datascan, LP	(6)(13)	Series A Preferred Warrant										51	15	17	0.0%
MB Precision Investment Holdings LLC	(13)	Warrant Units										3,500,000	—	—	0.0%
Total Warrants													145	17	0.0%

Total Investments													$773,995	$776,189	188.5%

Cash Equivalents
First American Government Obligations Fund, Class X	(14)	Money Market Fund								4.41%		—	1,906	1,906	0.5%
Total Cash Equivalents													1,906	1,906	0.5%
Total Investments and cash equivalents													$775,901	$778,095	189.0%

Liabilities in Excess of Other Assets														(366,346)	(89.0)%
Net Assets														$411,749	100.0%
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
(2)	The issuers of debt and equity held by the Company are domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, the P was 7.50%. As of December 31, 2024, the effective rates for 1M S and 3M S are 4.33%, and 4.31%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $411,749 as of December 31, 2024.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies”.
(12)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these non-qualifying securities is $9,463 or 1.2% of the Company’s total assets.
(13)	Non-income producing.
(14)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(15)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three months ended March 31, 2025 and 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of March 31, 2025, YNWA Finco LLC has been placed on non-accrual status by the Company and no interest income was accrued for the three months ended March 31, 2025. As of December 31, 2024, YNWA Finco LLC has been placed on non-accrual status by the Company and all of the 2024 accrued interest was reversed.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three months ended March 31, 2025, amendment fee income of $60 and prepayment premiums of $190 have been recorded, all of which are included in other income in the consolidated statements of operations. For the three months ended March 31, 2024, the Company did not recognize any structuring, amendment, other non-recurring upfront fee revenue or prepayment premiums.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three months ended March 31, 2025 and 2024, $0 and $93 PIK interest has been recorded, respectively.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2024. The 2022, 2023 and 2024 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $199 and $173, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2025 and December 31, 2024, $199 and $345, respectively, was payable to the Administrator and is included in the Due to Affiliates line on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three months ended March 31, 2025 and 2024, the Investment Adviser earned a base management fee of $1,654 and $1,306, respectively. As of March 31, 2024 and December 31, 2024, base management fees of $1,654 and $1,591, respectively, were payable.

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

For the three months ended March 31, 2025 and 2024, the Company incurred directors’ fees of $75 and $75, respectively. As of March 31, 2025 and December 31, 2024, directors’ fees of $105 and $210, respectively, were payable.

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

For the three months ended March 31, 2025, the Company has allocable participation in co-investments based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Legacy Restoration, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

For the three months ended March 31, 2025, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025:

	As of March 31, 2025
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$507,674	$509,435	63.6%
Senior Secured Term Loan	229,799	229,408	28.6%
Delayed Draw Term Loan	30,358	30,632	3.8%
Revolver	18,169	17,494	2.2%
Preferred Units	9,000	9,278	1.2%
Common Units	4,356	4,575	0.6%
Warrants	145	10	0.0%
	$799,501	$800,832	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	As of December 31, 2024
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$478,387	$479,581	61.8%
Senior Secured Term Loan	240,055	240,610	31.0%
Delayed Draw Term Loan	27,115	27,378	3.5%
Revolver	15,038	14,337	1.8%
Preferred Units	9,000	9,663	1.2%
Common Units	4,255	4,603	0.7%
Warrants	145	17	0.0%
Total	$773,995	$776,189	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of March 31, 2025:

	As of March 31, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$221,403	27.7%
Business Services	177,778	22.1%
Technology & Telecommunications	153,824	19.2%
Healthcare	145,437	18.2%
Franchising	102,390	12.8%
	$800,832	100.0%

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

As of March 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$509,435	$—	$—	$509,435
Senior Secured Term Loan	229,408	—	—	229,408
Delayed Draw Term Loan	30,632	—	—	30,632
Revolver	17,494	—	—	17,494
Preferred Units	9,278	—	—	9,278
Common Units	4,575	—	—	4,575
Warrants	10	—	—	10
Total Investments	800,832	—	—	800,832
Cash Equivalents	355	355	—	—
Total Investments and cash equivalents	$801,187	$355	$—	$800,832

As of December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2024
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$479,581	$—	$—	$479,581
Senior Secured Term Loan	240,610	—	—	240,610
Delayed Draw Term Loan	27,378	—	—	27,378
Revolver	14,337	—	—	14,337
Preferred Units	9,663	—	—	9,663
Common Units	4,603	—	—	4,603
Warrants	17	—	—	17
Total Investments	776,189	—	—	776,189
Cash Equivalents	1,906	1,906	—	—
Total investments and cash equivalents	$778,095	$1,906	$—	$776,189

The following is a reconciliation for the three months ended March 31, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$776,189
Purchases	31,425	—	3,228	4,204	100	—	—	38,957
Accretion of discount (amortization of premium)	552	594	86	50	—	—	—	1,282
Sales and repayments	(2,690)	(10,850)	(71)	(1,122)	—	—	—	(14,733)
Unrealized gain (loss)	567	(946)	11	25	(128)	(385)	(7)	(863)
Paid in-kind interest	—	—	—	—	—	—	—	—
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$509,435	$229,408	$30,632	$17,494	$4,575	$9,278	$10	$800,832
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$567	$(946)	$11	$25	$(128)	$(385)	$(7)	$(863)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2025.

The following is a reconciliation for the three months ended March 31, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	58,788	54,586	3,152	3,028	2,000	—	—	121,554
Accretion of discount (amortization of premium)	439	333	53	44	—	—	—	869
Sales and repayments	(3,299)	(1,636)	(57)	(893)	—	—	—	(5,885)
Unrealized gain (loss)	(2,657)	1,399	22	(71)	3	311	—	(993)
Paid in-kind interest	—	93	—	—	—	—	—	93
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$376,359	$264,668	$24,242	$5,750	$3,109	$4,311	$145	$678,584
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,657)	$1,399	$22	$(71)	$3	$311	$—	$(993)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2024.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2025, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$683,366	Discounted Cash Flows	Discount Rate	7.79% - 18.44% (11.13%)
	$13,372	Enterprise Value	Revenue Multiple	1.00x – 2.50x (1.69x)
	$28,611	Public Quoted	Broker Quote	N/A
Equity investments	$10,353	Enterprise Value	EBITDA Multiple	2.00x - 12.50x (8.18x)
Warrants	$10	Enterprise Value	EBITDA Multiple	7.75x - 8.75x (8.25x)
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

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $65,120 have been excluded from the preceding table.

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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 204% and 210%, respectively. As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its borrowings.

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

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $3,651 and $3,855, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2025 and December 31, 2024, there was $17,146 and $34,146 undrawn portion on the line of credit provided under this credit facility. As of March 31, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $332,854 and $315,854, respectively, and this carrying value approximates fair value.

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

On March 10, 2025, SPV-2 entered into a first amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. is upsized by $25,000. This increased the total facility amount committed to $100,000.

On March 28, 2025, SPV-2 entered into a second amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. is upsized by $50,000. This increased the total facility amount committed to $150,000.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,748 and $1,010, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2025 and December 31, 2024, there was $74,215 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $75,785 and $57,500, respectively, and this carrying value approximates fair value.

As of March 31, 2024 and December 31, 2023, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,171 and $7,324, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Interest expense on line of credit	$7,202	$6,169
Amortization of deferred financing costs	$251	$263
Weighted average interest rate	7.2%	8.6%

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. An investment that has unfunded commitments might have a negative cost or negative market value due to capitalized discount. Original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2025 and December 31, 2024, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of March 31, 2025:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
BP Loenbro Holdings, Inc.	Revolver	2,202
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	383
Contract Datascan, LP	Revolver	140
Elevator Intermediate Holdings, Inc.	Revolver	333
ESN Venture Holdings, LLC	Delayed Draw Term Loan	795
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	1,927
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Revolver	811
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	540
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	169
Obra Capital, Inc.	Revolver	250
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	370
P3 Acquisition Holdings LLC	Revolver	83
Prisma Graphic, LLC	Revolver	931
Proficium Purchaser, LLC	Revolver	750
Subsea Global Solutions, LLC	Revolver	400
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	67
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	169
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	303
Total Unfunded Commitments		$32,983

The following table details the Company’s unfunded commitments as of December 31, 2024:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$614
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
BP Loenbro Holdings, Inc.	Revolver	1,101
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	383
Contract Datascan, LP	Revolver	507
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	968
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Revolver	507
Firebirds Buyer, LLC	Delayed Draw Term Loan	405
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	960
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	169
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	433
P3 Acquisition Holdings LLC	Revolver	83
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	525
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	867
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	486
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	411
Total Unfunded Commitments		$39,930

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of March 31, 2025 and December 31, 2024, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended March 31,
	2025		2024
Net increase (decrease) in net assets resulting from operations	$12,118		$10,468
Weighted average shares of common stock outstanding—basic and diluted	39,970,889	(1)	34,544,775	(2)
Net change in net assets resulting from operations per share—basic and diluted	$0.30		$0.30
(1)	The weighted average shares outstanding for the three months ended March 31, 2025, are based on the average of outstanding shares as of December 31, 2024 and March 31, 2025.
(2)	The weighted average shares outstanding for the three months ended March 31, 2024, are based on the average of outstanding shares as of December 31, 2023 and March 31, 2024.

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

The tax character of distributions for the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2024	2023
Distributions paid from:
Ordinary income	$51,703	$26,023
Long term capital gain	—	—
Deferred income	(3,468)	813
Total distributions paid	$48,235	$26,836

The components of accumulated earnings (losses) on a tax basis for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2024	2023
Undistributed net investment income (loss)	$2,920	$(521)
Accumulated net realized gain (loss)	—	—
Net unrealized investment appreciation (depreciation)	2,194	4,044
Total accumulated earnings	$5,114	$3,523

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Tax cost of investments	$773,995	$558,902
Gross unrealized appreciation	$9,916	$7,174
Gross unrealized depreciation	(7,722)	(3,130)
Net unrealized investment appreciation (depreciation)	$2,194	$4,044

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31,
	2024	2023
Net increase in net assets resulting from operations	$49,853	$28,924
Net change in unrealized (appreciation) depreciation on investments	1,850	(2,901)
Permanent book income and tax income differences	—	—
Temporary book income and tax income differences	(26)	(26)
Taxable income	$51,677	$25,997

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Per share data: (1)
Net asset value at beginning of period	$10.33	$10.22
Results of operations (2)
Net investment income (loss)	0.32	0.33
Net change in unrealized appreciation (depreciation)	(0.02)	(0.03)
Net increase (decrease) in net assets resulting from operations (2)	0.30	0.30
Stockholder distributions from income	—	—
Capital share transactions
Issuance of common shares (3)	—	0.03
Reinvestment of stockholder distributions	0.00	0.00
Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.03
Net asset value at end of period	$10.63	$10.55
Shares outstanding at end of period	40,069,629	37,461,609
Total return (4)	2.94%	3.23%
Ratio/Supplemental data:
Net assets at end of period	$425,961	$395,099
Ratio of net investment income to average net assets (5)	12.50%	11.65%
Ratio of net expenses to average net assets (5)	9.42%	8.86%
Portfolio turnover (6)	1.84%	0.87%
Asset coverage ratio (7)	204%	227%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher than the net asset value per share results in an increase in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Balance at beginning of period	39,872,149	$407,049	31,627,942	$320,295
Issuance of common shares	—	—	4,809,524	50,500
Reinvestments of stockholder distributions	197,480	2,094	1,024,143	10,754
Balance at end of period	40,069,629	$409,143	37,461,609	$381,549

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

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10 - Q or would be required to be recognized in the consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025.

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

Cash Flows

During the three months ended March 31, 2025, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $14 million, and net cash provided by financing activities was $23 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of March 31, 2025, cash and cash equivalents was $30 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2025 and December 31, 2024, our asset coverage was 204% and 210%, respectively. As of March 31, 2025 and December 31, 2024, we were in compliance with the terms and covenants of all the borrowings.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $3,651 and $3,855 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2025 and December 31, 2024, there was $17,146 and $34,146 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $332,854 and $315,854 respectively, and this carrying value approximates fair value.

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

On March 10, 2025, we entered into a first amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. is upsized by $25,000. This increased the total facility amount committed to $100,000.

On March 28, 2025, we entered into a second amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. is upsized by $50,000. This increased the total facility amount committed to $150,000.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,748 and $1,010 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2025 and December 31, 2024, there was $74,215 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $75,785 and $57,500, respectively, and this carrying value approximates fair value.

As of March 31, 2025 and December 31, 2024, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,171 and $7,324, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Interest expense on line of credit	$7,202	$6,169
Amortization of deferred financing costs	$251	$262
Weighted average interest rate	7.2%	8.6%

Portfolio and Investment Activity

As of March 31, 2025, we had investments in 55 portfolio companies with an aggregate fair value of $800,832. As of December 31, 2024, we had investments in 54 portfolio companies with an aggregate fair value of $776,189.

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
Net Investment Activity	2025	2024
Purchases	$38,957	$121,554
Sales and Repayments	(14,733)	(5,885)
Net Portfolio Activity	$24,224	$115,669

	Three Months Ended March 31,
	2025		2024
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$31,425	80.6%	$58,788	48.4%
Senior Secured Term Loan	—	0.0%	54,586	44.9%
Delayed Draw Term Loan	3,228	8.3%	3,152	2.6%
Revolver	4,204	10.8%	3,028	2.5%
Common Units	100	0.3%	2,000	1.6%
Total	$38,957	100.0%	$121,554	100.0%

As of March 31, 2025, our investments consisted of the following:

	As of March 31, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$507,674	$509,435
Senior Secured Term Loan	229,799	229,408
Delayed Draw Term Loan	30,358	30,632
Revolver	18,169	17,494
Common Units	4,356	4,575
Preferred Units	9,000	9,278
Warrants	145	10
Total	$799,501	$800,832

As of December 31, 2024, our investments consisted of the following:

	As of December 31, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$478,387	$479,581
Senior Secured Term Loan	240,055	240,610
Delayed Draw Term Loan	27,115	27,378
Revolver	15,038	14,337
Preferred Units	9,000	9,663
Common Units	4,255	4,603
Warrants	145	17
	$773,995	$776,189

The table below describes investments by industry composition based on fair value as of March 31, 2025:

	As of March 31, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$221,403	27.7%
Business Services	177,778	22.1%
Technology & Telecommunications	153,824	19.2%
Healthcare	145,437	18.2%
Franchising	102,390	12.8%
	$800,832	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2024:

	As of December 31, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$207,389	26.7%
Business Services	185,657	23.9%
Technology & Telecommunications	158,961	20.5%
Healthcare	144,145	18.6%
Franchising	80,037	10.3%
Total	$776,189	100.0%

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

	As of			As of
	March 31, 2025			December 31, 2024
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$19,875	2.5%	1	$20,405	2.6%	1
3	17,199	2.1%	1	17,216	2.2%	1
4	577,314	72.1%	39	552,786	71.2%	38
5	118,606	14.8%	9	118,135	15.3%	9
6	61,378	7.7%	4	61,187	7.9%	4
8	6,460	0.8%	1	6,460	0.8%	1
Total	$800,832	100.0%	55	$776,189	100.0%	54

Results of Operations

The following table represents the operating results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$23,030	$20,206
Less: total expenses	(10,048)	(8,731)
Net investment income (loss), before taxes	12,982	11,475
Income tax expense, including excise tax	1	14
Net investment income (loss), after taxes	12,981	11,461
Net change in unrealized gain (loss)	(863)	(993)
Net increase (decrease) in net assets resulting from operations	$12,118	$10,468

Investment Income

Investment income for the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income	$22,780	$20,206
Other Income	250	—
Total investment income	$23,030	$20,206

For the three months ended March 31, 2025, we generated investment income of $23,030, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 55 portfolio companies held during the period. For the three months ended March 31, 2024, we generated investment income of $20,206, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 44 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings as well as higher SOFR rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest expense on line of credit	$7,202	$6,169
Management fees	1,654	1,306
Other general and administrative expenses	276	212
Amortization of deferred financing costs	251	263
Professional fees	214	197
Overhead expenses	199	173
Administration fees	142	73
Directors’ fees	75	75
Custody fees	35	12
Facility expenses	—	251
Total expenses	$10,048	$8,731

The increase in interest expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023 and the upsizes on this facility during the year ended December 31, 2024, as well as the new borrowings under the loan and servicing agreement with SPV-2 credit facility on October 11, 2024.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(863)	$(993)
Total net realized and unrealized gain (loss) on investments	$(863)	$(993)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the three months ended March 31, 2025 and 2024. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The valuation mark down on a few portfolio holdings such as Contract Datascan, LP and P3 Acquisition Holdings LLC contributed to the unrealized loss during the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we had aggregate unfunded commitments totaling $33.0 million and $39.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of March 31, 2025, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	882	—	882
Base Interest Rate	1,340	—	1,340
+100 Basis Points	3,168	—	3,168
+200 Basis Points	4,997	—	4,997
+300 Basis Points	6,826	—	6,826

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of March 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10 - K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 24, 2025 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1

Revolving Credit Agreement between Brightwood Capital Corporation I, as the initial borrower, and City National Bank as the Administrative Agent, sole lead arranger and initial lender, dated December 23, 2022 (2)

10.2

Credit Agreement, dated as of March 30, 2023, by and among BCCI SPV-1, LLC, Brightwood Capital Advisors, LLC, as servicer, the financial institutions from time to time party thereto, as lenders, KeyBank National Association, as administrative agent and syndication agent, U.S. Bank National Association, as collateral custodian and U.S. Bank Trust Company, National Association, as paying agent. (3)

10.3

First Amendment to Loan and Servicing Agreement, dated as of March 10, 2025, by and among BCCI SPV-2, LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, Webster Bank, N.A., as Swing Lender, Webster Bank, N.A., as Agent and each of the other lenders party thereto (4)

10.4

Loan and Servicing Agreement, dated as of October 11, 2024, among BCCI SPV-2. LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, each of the lenders from time to time party thereto, Webster Bank, N.A., as the Collateral Agent, Administrative Agent and Sole Lead Arranger, U.S. Bank National Association, as the Document Custodian and U.S. Bank Trust Company, National Association, as Custodian (5)

10.5

Second Amendment to Loan and Servicing Agreement, dated as of March 28, 2025, by and among BCCI SPV-2, LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, Webster Bank, N.A., as Swing Lender, Webster Bank, N.A., as Agent and each of the other lenders party thereto. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form 10 (File No. 000-56452) filed with the SEC on July 29, 2022.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2022.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2023.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2025.
(5)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2025.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 3, 2025.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightwood Capital Corporation I

Date: May 13, 2025	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: May 13, 2025	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer