Form 10-Q
period 2025-06-30
Brightwood Capital Corp I
filed 2025-08-08
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025 the registrant had 40,278,836 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments,
Non-controlled,non-affiliate company investments, at fair value (amortized cost of $826,820 and $773,995, respectively)	$823,247	$776,189
Cash and cash equivalents	20,682	21,391
Interest and paydown receivable	8,019	6,838
Deferred financing costs	5,114	4,865
Total assets	$857,062	$809,283
Liabilities
Line of credit payable	$425,076	$373,354
Interest payable on line of credit	7,335	7,324
Due to affiliates	160	345
Management fees payable (See Note 3)	1,702	1,591
Distributions payable	—	13,954
Directors’ fees payable (See Note 3)	120	210
Accounts payable and accrued expenses	494	756
Total liabilities	434,887	397,534
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 40,278,836 and 39,872,149 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$403	$399
Paid-in-capital in excess of par value	410,888	406,575
Total distributable earnings (loss)	10,884	4,775
Total net assets	422,175	411,749
Total liabilities and net assets	$857,062	$809,283
Net asset value per share (See Note 9)	$10.48	$10.33

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$23,191	$22,693	$45,971	$42,898
Other income	190	395	440	395
Dividend income	637	9	637	9
Total investment income	24,018	23,097	47,048	43,302
Expenses:
Interest expense on line of credit	$7,369	$7,207	$14,570	$13,376
Management fees	1,702	1,466	3,356	2,772
Amortization of deferred financing costs	285	302	536	564
Other general and administrative expenses	275	177	552	389
Professional fees	257	196	471	393
Overhead expenses	160	219	359	392
Administration fees	152	142	295	214
Directors’ fees	75	75	150	150
Custody fees	22	20	56	32
Facility expenses	—	—	—	251
Total expenses	10,297	9,804	20,345	18,533
Net investment income (loss), before taxes	13,721	13,293	26,703	24,769
Income tax expense, including excise tax	—	—	1	14
Net investment income (loss), after taxes	13,721	13,293	26,702	24,755

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(4,904)	(568)	(5,767)	(1,562)
Total net realized and unrealized gain (loss) on investments	(4,904)	(568)	(5,767)	(1,562)
Net increase (decrease) in net assets resulting from operations	$8,817	$12,725	$20,935	$23,193
Per share data:
Net investment income (loss) per share	$0.34	$0.35	$0.67	$0.69
Net increase (decrease) in net assets resulting from operations per share	$0.22	$0.34	$0.52	$0.65
Weighted average common shares outstanding	40,174,233	37,976,484	40,073,538	35,860,303

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,721	$13,293	$26,702	$24,755
Net change in unrealized appreciation (depreciation) on investments	(4,904)	(568)	(5,767)	(1,562)
Net increase in net assets resulting from operations	8,817	12,725	20,935	23,193
Shareholder distributions:
Distributions of investment income	(14,826)	(10,864)	(14,826)	(10,864)
Net increase (decrease) in net assets resulting from shareholder distributions	(14,826)	(10,864)	(14,826)	(10,864)
Capital share transactions:
Issuance of common shares, net	—	—	—	50,500
Reinvestments of stockholder distributions	2,223	10,864	4,317	21,618
Net increase in net assets resulting from capital share transactions	2,223	10,864	4,317	72,118
Total increase (decrease) in net assets	(3,786)	12,725	10,426	84,447
Net assets, at beginning of period	425,961	395,099	411,749	323,377
Net assets, at end of period	$422,175	$407,824	$422,175	$407,824

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,935	$23,193
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Purchase of investments and drawdowns	(86,838)	(172,351)
Proceeds from principal repayments of investments and sales of investments and paydowns	36,809	20,161
Amortization of premium/accretion of discount, net	(2,586)	(2,195)
Interest income paid in kind	(210)	(206)
Net change in unrealized (appreciation) depreciation on investments	5,767	1,562
Amortization of deferred financing costs	536	564
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,181)	(1,581)
Increase (decrease) in payable to affiliates	(185)	55
Increase (decrease) in interest payable on line of credit	11	3,204
Increase (decrease) in management fees payable	111	424
Increase (decrease) in directors' fees payable	(90)	(90)
Increase (decrease) in accounts payable and accrued expenses	(261)	(461)
Net cash used in operating activities	(27,182)	(127,721)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	50,500
Shareholder distributions	(24,464)	—
Proceeds from line of credit payable	70,785	110,000
Repayments on line of credit payable	(19,063)	(27,000)
Deferred financing costs paid	(785)	(1,546)
Net cash provided by financing activities	26,473	131,954
Net increase (decrease) in cash and cash equivalents	(709)	4,233
Cash and cash equivalents, beginning of period	21,391	20,428
Cash and cash equivalents, end of period	$20,682	$24,661
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$14,560	$10,173
Cash paid during the period for interest on loans	$75	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$4,317	$21,618

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2025

(dollars in thousands)

			Spread Above						Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)		Interest Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.81%		2/1/2028	9,250	$9,018	$8,626	2.0%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%			10.15%		4/26/2029	6,860	6,751	6,538	1.5%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan	S +	5.75%			10.15%		4/26/2029	16,045	15,771	15,291	3.6%
Athlete Buyer, LLC	(6)	Revolver	S +	5.75%			10.15%		4/26/2029	1,010	983	932	0.2%
Creative Foam Corporation	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%			10.57%		6/27/2029	5,962	5,877	5,877	1.4%
Creative Foam Corporation	(6)(9)(10)	Revolver	S +	6.25%			6.25%		6/27/2029	—	(14)	(14)	0.0%
Elevator Intermediate Holdings, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	5.50%			9.95%		8/25/2028	21,615	21,309	21,615	5.1%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Revolver	S +	5.50%			5.50%		8/25/2028	—	(13)	—	0.0%
GPI Acquisition Co., Inc.	(6)	Senior Secured First Lien Term Loan	S +	5.75%			10.23%		3/30/2029	19,246	18,957	19,246	4.6%
GPI Acquisition Co., Inc.	(6)(7)	Revolver	S +	5.75%			10.23%		3/30/2029	200	193	200	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	5.03%			9.36%		11/3/2026	18,668	18,493	18,481	4.4%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	7.00%			11.30%		6/23/2027	4,850	4,808	4,801	1.1%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.55%		1/5/2029	2,463	2,427	2,382	0.6%
Legacy Restoration LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	6.25%			6.25%		1/5/2029	—	(77)	(358)	-0.1%
Legacy Restoration LLC	(6)	Revolver	S +	6.25%			10.55%		1/5/2029	1,500	1,479	1,451	0.3%
Max US Bidco Inc.	(6)(8)	Senior Secured First Lien Term Loan	S +	5.00%			9.33%		10/2/2030	7,406	7,028	7,360	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	7.25%			11.68%		6/21/2029	9,950	9,713	9,771	2.3%
Obra Capital, Inc.	(6)(9)(10)	Revolver	S +	7.25%			7.25%		12/21/2028	—	(12)	(9)	0.0%
Prisma Graphic, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	6.50%			10.94%		7/29/2027	22,480	22,192	22,480	5.3%
Prisma Graphic, LLC	(6)(9)(10)	Revolver	S +	6.50%			6.50%		7/29/2027	—	(18)	—	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%			10.66%		11/22/2028	20,457	20,145	20,457	4.8%
TouchFuse, LLC	(6)(9)(10)	Revolver	S +	6.25%			6.25%		11/22/2028	—	(15)	—	0.0%
Trulite Holding Corp.	(6)(8)	Senior Secured Term Loan	S +	6.00%			10.29%		3/1/2030	4,844	4,769	4,844	1.1%
W Services Group, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.25%			9.55%		9/24/2029	9,925	9,757	9,925	2.4%
W Services Group, LLC	(6)(9)(10)	Delayed Draw Term Loan	S +	5.25%			5.25%		9/24/2029	—	(4)	—	0.0%
W Services Group, LLC	(6)(9)(10)	Revolver	S +	5.25%			5.25%		9/24/2029	—	(8)	—	0.0%
Total Business Services											179,509	179,896	42.3%

Franchising
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.25%			9.56%		11/9/2029	12,313	12,081	12,313	2.9%
Brightstar Group Holdings, Inc.	(6)(8)	Senior Secured First Lien Term Loan	S +	5.00%			9.25%		3/1/2032	9,975	9,926	9,975	2.4%
CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan	S +	6.25%			10.70%		6/17/2026	24,752	24,581	24,530	5.8%
ESN Venture Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.75%			10.05%		10/6/2028	13,430	13,246	13,430	3.2%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan	S +	5.75%	10.01	%-	10.05%		10/6/2028	4,886	4,886	4,886	1.2%
ESN Venture Holdings, LLC	(6)	Revolver	S +	5.75%			10.05%		10/6/2028	144	137	144	0.0%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	S +	6.75%			11.07%		11/25/2025	4,000	3,927	3,372	0.8%
Essence Communications Inc.	(6)(11)	Senior Secured First Lien Term Loan	S +	6.75%			11.31	% (2.00% PIK)	11/25/2027	7,197	7,119	6,068	1.4%
Essence Communications Inc.	(6)	Delayed Draw Term Loan	S +	6.75%			11.07%		11/25/2025	1,500	1,473	1,265	0.3%
Essence Communications Inc.	(6)(11)	Revolver	S +	6.75%			11.30%		11/25/2025	9,885	9,858	8,316	2.0%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan	S +	6.00%			10.59%		12/23/2026	4,973	4,959	4,935	1.2%
Tavern Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.75%			10.01%		1/10/2030	10,000	9,864	10,000	2.4%
Team Car Care, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	4.25%			8.55%		6/28/2027	2,773	2,771	2,773	0.7%
Total Franchising											104,828	102,007	24.3%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2025

(dollars in thousands)

			Spread Above					Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Raference Rate (4)		Interest Rate (4)		Maturity Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(8)	Senior Secured First Lien Term Loan	S +	5.25%	9.55%		12/30/2029	14,925	14,723	14,925	3.5%
CNS Purchaser, LLC	(9)(10)	Delayed Draw Term Loan	S +	5.25%	5.25%		12/30/2029	—	(3)	—	0.0%
CNS Purchaser, LLC	(6)(9)(10)	Revolver	S +	5.25%	5.25%		12/30/2029	—	(7)	—	0.0%
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan	S +	6.00%	10.32%		12/13/2028	4,925	4,840	4,925	1.2%
Everest AcquisitionCo, LLC	(6)(7)(8)	Delayed Draw Term Loan	S +	6.00%	10.32%		12/13/2028	7,186	7,106	7,186	1.7%
Everest AcquisitionCo, LLC	(6)(9)(10)	Revolver	S +	6.00%	6.00%		12/13/2028	—	(52)	—	0.0%
Management Health Systems, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	6.25%	10.58%		12/31/2027	22,500	22,179	22,500	5.3%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	7.25%	11.84%		2/23/2028	20,409	20,134	20,409	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	S +	7.25%	11.84%		2/23/2028	489	482	489	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	7.25%	11.68%		4/26/2029	19,733	19,680	19,733	4.7%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	S +	7.00%	11.57%		11/13/2029	13,264	13,010	12,435	2.9%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	S +	6.50%	11.53%		11/13/2029	129	126	121	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	S +	6.50%	11.59%		11/13/2029	417	407	385	0.1%
P3 Acquisition Holdings LLC	(6)(12)	Convertible Promissory Note					5/15/2030	42	42	42	0.0%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan	S +	6.25%	10.45%		9/19/2028	22,813	22,380	22,450	5.3%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%	10.31%		6/21/2027	9,684	9,643	9,057	2.1%
The Smilist DSO, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	6.00%	10.30%		4/4/2029	6,548	6,474	6,548	1.6%
The Smilist DSO, LLC	(6)(8)	Delayed Draw Term Loan	S +	6.00%	10.30%		4/4/2029	2,172	2,146	2,172	0.5%
The Smilist DSO, LLC	(6)(9)(10)	Revolver	S +	6.00%	6.00%		4/4/2029	—	(5)	—	0.0%
YNWA Finco LLC	(6)(11)(14)	Senior Secured Term Loan	S +	3.25%	7.69	% PIK	8/18/2027	10,369	9,693	6,633	1.6%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	5.75%	10.15%		6/30/2028	13,004	12,864	13,004	3.1%
Zavation Medical Products, LLC	(6)	Revolver	S +	5.75%	10.15%		6/30/2028	779	773	779	0.2%
Total Healthcare									166,635	163,793	38.7%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan	S +	4.25%	8.67%		12/4/2028	4,179	4,162	4,179	1.0%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan	S +	5.75%	10.14%		2/1/2029	19,444	19,226	19,444	4.6%
BP Loenbro Holdings, Inc.	(6)(7)	Delayed Draw Term Loan	S +	5.75%	10.15%		2/1/2029	1,239	1,228	1,239	0.3%
BP Loenbro Holdings, Inc.	(6)	Revolver	S +	5.75%	10.17%		2/1/2029	550	519	550	0.1%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan	S +	7.00%	11.31%		10/6/2028	22,345	22,053	22,345	5.3%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver	S +	7.00%	7.00%		10/6/2028	—	(7)	—	0.0%
Excite Parent, Inc.	(8)	Senior Secured First Lien Term Loan	S +	4.25%	8.55%		10/31/2030	4,969	4,924	4,969	1.2%
IMS Technology Services, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	5.50%	9.80%		11/22/2029	9,950	9,817	9,950	2.4%
IMS Technology Services, LLC	(6)(9)(10)	Revolver	S +	5.50%	5.50%		11/22/2029	—	(7)	—	0.0%
MAPS Buyer, Inc.	(6)(8)	Senior Secured First Lien Term Loan	S +	6.25%	10.67%		9/6/2029	4,963	4,859	4,963	1.2%
MAPS Buyer, Inc.	(9)(6)(10)	Revolver	S +	6.25%	6.25%		9/6/2029	—	(10)	—	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%	11.18%		7/27/2027	21,148	21,003	20,647	4.9%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan	S +	5.75%	10.15%		3/27/2029	11,625	11,442	11,625	2.8%
Proficium Purchaser, LLC	(6)(9)(10)	Revolver	S +	5.75%	5.75%		3/27/2029	—	(7)	—	0.0%
UFS, LLC	(6)(7)	Senior Secured Term Loan	S +	6.50%	11.06%		10/2/2028	23,580	23,158	23,580	5.6%
UFS, LLC	(6)	Revolver	S +	6.50%	10.91%		10/2/2028	933	927	933	0.2%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.00%	10.32%		11/1/2028	18,222	18,043	18,031	4.3%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan	S +	6.00%	10.33%		11/1/2028	733	723	725	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver	S +	6.00%	6.00%		11/1/2028	—	(3)	(3)	0.0%
Virtual Technologies Group, LLC	(6)(8)	Senior Secured First Lien Term Loan	S +	7.50%	11.82%		4/23/2029	3,900	3,841	3,900	0.9%
Virtual Technologies Group, LLC	(6)	Revolver	S +	7.50%	11.82%		4/23/2029	664	656	664	0.2%
Total Technology &Telecommunications									146,547	147,741	35.2%

Transportation & Logistics
Auto Transport Holdings, LLC		Senior Secured First Lien Term Loan	S +	7.25%	11.57%		11/4/2029	4,937	4,882	4,937	1.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%	11.25%		10/7/2026	14,352	14,117	14,082	3.3%
Contract Datascan, LP	(6)(7)(11)	Senior Secured First Lien Term Loan	S +	7.50%	11.68%-11.91	% PIK	11/3/2028	23,610	23,086	22,019	5.2%
Contract Datascan, LP	(6)	Revolver	S +	4.00%	8.23%-8.40%		11/3/2028	1,000	982	932	0.2%
CSG Buyer, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	6.00%	10.28%		7/29/2029	24,750	24,331	24,750	5.9%
Detroit Quality Staffing, LLC	(6)(7)(8)	Senior Secured Term Loan	S +	7.50%	12.00%		10/4/2029	6,869	6,747	6,869	1.6%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	6.50%	10.83%		6/28/2029	16,679	16,566	16,679	4.0%
MB Precision Investment Holdings LLC		Senior Secured First Lien Term Loan	S +	8.00%	12.52%		10/1/2028	6,935	6,766	6,935	1.6%
MB Precision Investment Holdings LLC		Revolver	S +	8.00%	12.30%		10/1/2028	476	464	476	0.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan	S +	6.75%	11.07%		10/2/2029	24,625	24,092	24,625	5.8%
SLI Golden Bridge Holdco, LLC	(7)(8)	Senior Secured First Lien Term Loan	S +	6.00%	10.32%		1/10/2030	9,950	9,770	9,950	2.4%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan	S +	7.00%	11.17%		3/29/2029	21,297	20,898	20,924	5.0%
Subsea Global Solutions, LLC	(6)	Revolver	S +	7.00%	11.18%-11.26%		3/29/2029	963	944	945	0.2%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.25%	10.79%		7/26/2027	24,311	24,291	24,311	5.8%
VHL Logistics, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	S +	5.50%	9.78%		12/13/2029	21,442	21,108	21,442	5.1%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	S +	6.75%	11.17%		7/13/2027	16,899	16,756	16,582	3.9%
Total Transportation & Logistics									215,800	216,458	51.3%
Total Debt Investments									813,319	809,895	191.8%

Equity Investment

Healthcare
Derm Holdings LLC	(6)(12)	Class A Preferred Units						527,145	3,500	4,265	1.0%
P3 Acquisition Holdings LLC	(6)(12)	Series A Preferred equity						74,513	500	184	0.0%
Zavation Medical Products, LLC	(6)(12)	Class A Memberhip Units						6,831	1,000	499	0.1%
									5,000	4,948	1.1%
Technology & Telecommunications
BP I LM Holdings, LLC	(6)(12)	Series A Units						1,067,133	1,101	1,547	0.4%
MAPS Buyer, Inc.	(6)(12)	Common Units						505	505	541	0.1%
Proficium Purchaser, LLC	(6)	Common Units						1,000,000	1,000	805	0.2%
Veradata Holdings, LLC	(6)	Class A Units						250	250	469	0.1%
Virtual Technologies Group, LLC	(6)(12)	Series A Preferred Units						1,000,000	1,000	490	0.1%
Virtual Technologies Group, LLC	(6)(12)	Special Incentive Units						138,408	—	—	0.0%
									3,856	3,852	0.9%
Transportation & Logistics
Coregistics TopCo LLC	(6)(12)	Class A Units						500,000	500	502	0.1%
Detroit Quality Staffing, LLC	(6)(12)	Preferred Equity						500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(12)	Class E Preferred Units						3,500,000	3,500	3,500	0.8%
									4,500	4,502	1.0%
Total Equity Investment									13,356	13,302	3.0%

Warrants
Franchising
Essence Communications Inc.	(6)(12)	Warrant						36	—	—	0.0%
Transportation & Logistics
Contract Datascan, LP	(6)(12)	Common Stock Warrant						441	130	—	0.0%
Contract Datascan, LP	(6)(12)	Series A Preferred Warrant						51	15	50	0.0%
MB Precision Investment Holdings LLC	(6)(12)	Warrant Units						3,500,000	—	—	0.0%
									145	50	0.0%

Total Warrants									145	50	—

Total Investments									$826,820	$823,247	194.8%
Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund			4.20%			—	340	340	0.1%
Total Cash Equivalents									340	340	0.1%

Total Investments and cash equivalents									$827,160	$823,587	194.9%

Liabilities in Excess of Other Assets										(401,412)	-94.9%

Net Assets										$422,175	100.0%
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
(2)	The issuers of debt and equity held by the Company are domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at June 30, 2025. As of June 30, 2025, the P was 7.50%. As of June 30, 2025, the effective rates for 1M S and 3M S are 4.32%, and 4.29%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $422,175 as of June 30, 2025.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and six months ended June 30, 2025 and 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of June 30, 2025, YNWA Finco LLC has been placed on non-accrual status by the Company and no interest income was accrued for the three and six months ended June 30, 2025. As of December 31, 2024, YNWA Finco LLC has been placed on non-accrual status by the Company and all of the 2024 accrued interest was reversed.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and six months ended June 30, 2025, $59 and $119 amendment fee income, respectively, and $131 and $321 prepayment premiums, respectively, have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and six months ended June 30, 2024, $170 amendment fee income and $225 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and six months ended June 30, 2025, $210 PIK interest has been recorded. For the three and six months ended June 30, 2024, $113 and $206 PIK interest has been recorded, respectively.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and six months ended June 30, 2025, the Company incurred expenses of $160 and $359, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred expenses of $219 and $392, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2025 and December 31, 2024, $160 and $345, respectively, was payable to the Administrator and is included in the Due to Affiliates line on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and six months ended June 30, 2025, the Investment Adviser earned a base management fee of $1,702 and $3,356, respectively. For the three and six months ended June 30, 2024, the Investment Adviser earned a base management fee of $1,466 and $2,772, respectively. As of June 30, 2024 and December 31, 2024, base management fees of $1,702 and $1,591, respectively, were payable.

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

For the three and six months ended June 30, 2025, the Company incurred directors’ fees of $75 and $150, respectively. For the three and six months ended June 30, 2024, the Company incurred directors’ fees of $75 and $150, respectively. As of June 30, 2025 and December 31, 2024, directors’ fees of $120 and $210, respectively, were payable.

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

For the six months ended June 30, 2025, the Company has allocable participation in co-investments based on exemptive order from the following investments: Adswerve, Inc., Athlete Buyer, LLC, Brightstar Group Holdings, Inc., Cartridge Technologies, LLC, Contract Datascan LP, Creative Foam Corporation, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Legacy Restoration, LLC, Management Health Systems, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

For the six months ended June 30, 2024, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, Management Health Systems, LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025:

	As of June 30, 2025
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$533,891	$534,385	65.0%
Senior Secured Term Loan	227,385	225,771	27.4%
Delayed Draw Term Loan	33,857	33,016	4.0%
Revolver	18,144	16,681	2.0%
Convertible Promissory Note	42	42	0.0%
Common Units	4,356	4,363	0.5%
Preferred Units	9,000	8,939	1.1%
Warrants	145	50	0.0%
	$826,820	$823,247	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	As of December 31, 2024
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$478,387	$479,581	61.8%
Senior Secured Term Loan	240,055	240,610	31.0%
Delayed Draw Term Loan	27,115	27,378	3.5%
Revolver	15,038	14,337	1.8%
Preferred Units	9,000	9,663	1.2%
Common Units	4,255	4,603	0.7%
Warrants	145	17	0.0%
Total	$773,995	$776,189	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of June 30, 2025:

	As of June 30, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$221,010	26.8%
Business Services	179,896	21.9%
Healthcare	168,741	20.5%
Technology & Telecommunications	151,593	18.4%
Franchising	102,007	12.4%
	$823,247	100.0%

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

As of June 30, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$534,385	$—	$—	$534,385
Senior Secured Term Loan	225,771	—	—	225,771
Delayed Draw Term Loan	33,016	—	—	33,016
Revolver	16,681	—	—	16,681
Convertible Promissory Note	42	—	—	42
Common Units	4,363	—	—	4,363
Preferred Units	8,939	—	—	8,939
Warrants	50	—	—	50
Total Investments	823,247	—	—	823,247
Cash Equivalents	340	340	—	—
Total Investments and cash equivalents	$823,587	$340	$—	$823,247

As of December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2024
Description	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$479,581	$—	$—	$479,581
Senior Secured Term Loan	240,610	—	—	240,610
Delayed Draw Term Loan	27,378	—	—	27,378
Revolver	14,337	—	—	14,337
Preferred Units	9,663	—	—	9,663
Common Units	4,603	—	—	4,603
Warrants	17	—	—	17
Total Investments	776,189	—	—	776,189
Cash Equivalents	1,906	1,906	—	—
Total investments and cash equivalents	$778,095	$1,906	$—	$776,189

The following is a reconciliation for the six months ended June 30, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed					Convertible
	Lien Term	Term	Draw		Common	Preferred		Promissory
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of period	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$—	$776,189
Purchases	73,444	—	7,535	5,717	100	—	—	42	86,838
Accretion of discount (amortization of premium)	1,389	930	165	102	—	—	—	—	2,586
Sales and repayments	(19,537)	(13,599)	(957)	(2,716)	—	—	—	—	(36,809)
Unrealized gain (loss)	(702)	(2,170)	(1,105)	(759)	(340)	(724)	33	—	(5,767)
Paid in-kind interest	210	—	—	—	—	—	—	—	210
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Fair value at end of period	$534,385	$225,771	$33,016	$16,681	$4,363	$8,939	$50	$42	$823,247
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(702)	$(2,170)	$(1,105)	$(759)	$(340)	$(724)	$33	$—	$(5,767)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2025.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2025, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$740,394	Discounted Cash Flows	Discount Rate	7.50% - 17.95% (10.71%)
	$27,928	Enterprise Value	Revenue Multiple	0.15x – 13.00x (0.90x)
	$28,299	Public Quoted	Broker Quote	N/A
Equity investments	$9,802	Enterprise Value	EBITDA Multiple	1.90x - 13.00x (8.49x)
Warrants	$50	Enterprise Value	EBITDA Multiple	0.15x - 8.50x (8.00x)
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

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $16,774 have been excluded from the preceding table.

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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 199% and 210%, respectively. As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its borrowings.

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

Costs incurred in connection with obtaining the SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $3,445 and $3,855, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2025 and December 31, 2024, there was $23,709 and $34,146 undrawn portion on the line of credit provided under this credit facility. As of June 30, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $326,291 and $315,854, respectively, and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,669 and $1,010, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2025 and December 31, 2024, there was $51,215 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $98,785 and $57,500, respectively, and this carrying value approximates fair value.

As of June 30, 2025 and December 31, 2024, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,335 and $7,324, respectively.

The following table shows the expenses incurred by the Company related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024
Interest expense on line of credit	$7,369	$7,207
Amortization of deferred financing costs	$285	$302
Weighted average interest rate	7.00%	8.56%

	For the Six Months Ended June 30,
	2025	2024
Interest expense on line of credit	$14,570	$13,376
Amortization of deferred financing costs	$536	$564
Weighted average interest rate	7.08%	8.57%

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. An investment that has unfunded commitments might have a negative cost or negative market value due to capitalized discount. Original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2025 and December 31, 2024, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of June 30, 2025:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Revolver	2,202
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	596
Cartridge Technologies LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	500
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Revolver	578
ESN Venture Holdings, LLC	Delayed Draw Term Loan	778
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	300
IMS Technology Services	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	24
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings, LLC	Revolver	83
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser LLC	Revolver	1,000
Southern Elevator Group Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	67
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	169
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	87
Total Unfunded Commitments		$29,935

The following table details the Company’s unfunded commitments as of December 31, 2024:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$614
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
BP Loenbro Holdings, Inc.	Revolver	1,101
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	383
Contract Datascan, LP	Revolver	507
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	968
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Revolver	507
Firebirds Buyer, LLC	Delayed Draw Term Loan	405
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	960
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	169
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	433
P3 Acquisition Holdings LLC	Revolver	83
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	525
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	867
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	486
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	411
Total Unfunded Commitments		$39,930

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of June 30, 2025 and December 31, 2024, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/31/2024	12/26/2024	1/14/2025	$0.35
5/27/2025	5/30/2025	6/13/2025	$0.37

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Net increase in net assets resulting from operations	$8,817		$12,725		$20,935		$23,193
Weighted average shares of common stock outstanding—basic and diluted	40,174,233	(1)	37,976,484	(2)	40,073,538	(3)	35,860,303	(4)
Net change in net assets resulting from operations per share—basic and diluted	$0.22		$0.34		$0.52		$0.65
(1)	The weighted average shares outstanding for the three months ended June 30, 2025, are based on the average of outstanding shares as of March 31, 2025 and June 30, 2025.
(2)	The weighted average shares outstanding for the three months ended June 30, 2024, are based on the average of outstanding shares as of March 31, 2024 and June 30, 2024.
(3)	The weighted average shares outstanding for the six months ended June 30, 2025, are based on the average of outstanding shares as of December 31, 2024, March 31, 2025 and June 30, 2025.

(4)	The weighted average shares outstanding for the six months ended June 30, 2024, are based on the average of outstanding shares as of December 31, 2023, March 31, 2024 and June 30, 2024.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Per share data:(1)
Net asset value at beginning of period	$10.33	$10.22
Results of operations (2)
Net investment income	0.67	0.69
Net change in unrealized appreciation (depreciation)	(0.15)	(0.04)
Net increase (decrease) in net assets resulting from operations (2)	0.52	0.65
Stockholder distributions from income	(0.37)	(0.29)
Issuance of common shares (3)	—	0.02
Reinvestment of stockholder distributions	0.00	—
Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.02
Net asset value at end of period	$10.48	$10.60
Shares outstanding at end of period	40,278,836	38,491,359
Total return (4)	4.98%	3.72%
Ratio/Supplemental data:
Net assets at end of period	$422,175	$407,824
Ratio of net investment income to average net assets (5)	12.78%	12.37%
Ratio of net expenses to average net assets (5)	9.59%	9.26%
Portfolio turnover (6)	4.53%	2.89%
Asset coverage ratio (7)	199%	222%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher than the net asset value per share results in an increase in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(5)	Weighted average net assets are used for this calculation. Ratios for the period are annualized except for organization expenses.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Balance at beginning of period	40,069,629	$409,143	37,461,609	$381,549
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	209,207	2,223	1,029,750	10,864
Balance at end of period	40,278,836	$411,366	38,491,359	$392,413

The following table summarizes the total shares issued for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Balance at beginning of period	39,872,149	$407,049	31,627,942	$320,295
Issuance of common shares	—	—	4,809,524	50,500
Reinvestments of stockholder distributions	406,687	4,317	2,053,893	21,618
Balance at end of period	40,278,836	$411,366	38,491,359	$392,413

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

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10 - Q or would be required to be recognized in the consolidated financial statements as of June 30, 2025 and for the six months ended June 30, 2025.

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

Cash Flows

During the six months ended June 30, 2025, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $27 million, and net cash provided by financing activities was $26 million due primarily to the borrowings from the credit facilities and capital call proceeds from offering of common stock, offset by repayments under the credit facilities. As of June 30, 2025, cash and cash equivalents was $21 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2025 and December 31, 2024, our asset coverage was 199% and 210%, respectively. As of June 30, 2025 and December 31, 2024, we were in compliance with the terms and covenants of all the borrowings.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $3,445 and $3,855 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2025 and December 31, 2024, there was $23,709 and $34,146 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $326,291 and $315,854 respectively, and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,669 and $1,010 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2025 and December 31, 2024, there was $51,215 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $98,785 and $57,500, respectively, and this carrying value approximates fair value.

As of June 30, 2025 and December 31, 2024, the interest payable on line of credit related to CNB Revolving Credit Facility, BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,335 and $7,324, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility and SPV-1 Credit Facility for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024
Interest expense on line of credit	$7,369	$7,207
Amortization of deferred financing costs	$285	$302
Weighted average interest rate	7.00%	8.56%

	For the Six Months Ended June 30,
	2025	2024
Interest expense on line of credit	$14,570	$13,376
Amortization of deferred financing costs	$536	$564
Weighted average interest rate	7.08%	8.57%

Portfolio and Investment Activity

As of June 30, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $823,247. As of December 31, 2024, we had investments in 54 portfolio companies with an aggregate fair value of $776,189.

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,
Net Investment Activity	2025	2024
Purchases	$47,881	$50,798
Sales and Repayments	(22,076)	(14,275)
Net Portfolio Activity	$25,805	$36,523

	For the Six Months Ended June 30,
Net Investment Activity	2025	2024
Purchases	$86,838	$172,351
Sales and Repayments	(36,809)	(20,161)
Net Portfolio Activity	$50,029	$152,190

	For the Three Months Ended June 30,
	2025		2024
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$41,943	87.6%	$38,932	76.6%
Senior Secured Term Loan	—	0.0%	—	0.0%
Delayed Draw Term Loan	4,307	9.0%	2,239	4.4%
Revolver	1,589	3.3%	8,627	17.0%
Common Units	—	0.0%	—	0.0%
Preferred Units	—	0.0%	1,000	2.0%
Convertible Promissory Note	42	0.1%	—	—%
Total	$47,881	100.0%	$50,798	100.0%

	For the Six Months Ended June 30,
	2025		2024
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$73,444	84.6%	$97,719	56.7%
Senior Secured Term Loan	—	0.0%	54,586	31.7%
Delayed Draw Term Loan	7,535	8.7%	5,391	3.1%
Revolver	5,717	6.6%	11,655	6.8%
Common Units	100	0.1%	2,000	1.1%
Preferred Units	—	0.0%	1,000	0.6%
Convertible Promissory Note	42	0.0	—	—
Total	$86,838	100.0%	$172,351	100.0%

As of June 30, 2025, our investments consisted of the following:

	As of June 30, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$533,891	$534,385
Senior Secured Term Loan	227,385	225,771
Delayed Draw Term Loan	33,857	33,016
Revolver	18,144	16,681
Convertible Promissory Note	42	42
Common Units	4,356	4,363
Preferred Units	9,000	8,939
Warrants	145	50
Total	$826,820	$823,247

As of December 31, 2024, our investments consisted of the following:

	As of December 31, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$478,387	$479,581
Senior Secured Term Loan	240,055	240,610
Delayed Draw Term Loan	27,115	27,378
Revolver	15,038	14,337
Preferred Units	9,000	9,663
Common Units	4,255	4,603
Warrants	145	17
	$773,995	$776,189

The table below describes investments by industry composition based on fair value as of June 30, 2025:

	As of June 30, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$221,010	26.8%
Business Services	179,896	21.9%
Healthcare	168,741	20.5%
Technology & Telecommunications	151,593	18.4%
Franchising	102,007	12.4%
	$823,247	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2024:

	As of December 31, 2024
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$207,389	26.7%
Business Services	185,657	23.9%
Technology & Telecommunications	158,961	20.5%
Healthcare	144,145	18.6%
Franchising	80,037	10.3%
Total	$776,189	100.0%

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

	As of			As of
	June 30, 2025			December 31, 2024
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$19,733	2.4%	1	$20,405	2.6%	1
3	17,181	2.1%	1	17,216	2.2%	1
4	521,109	63.3%	37	552,786	71.2%	38
5	156,594	19.0%	10	118,135	15.3%	9
6	82,976	10.1%	6	61,187	7.9%	4
7	19,021	2.3%	1	—	—	—
8	6,633	0.8%	1	6,460	0.8%	1
Total	$823,247	100.0%	57	$776,189	100.0%	54

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Total investment income	$24,018	$23,097
Less: total expenses	(10,297)	(9,804)
Net investment income (loss), before taxes	13,721	13,293
Income tax expense, including excise tax	—	—
Net investment income (loss), after taxes	13,721	13,293
Net change in unrealized gain (loss)	(4,904)	(568)
Net increase (decrease) in net assets resulting from operations	$8,817	$12,725

	For the Six Months Ended June 30,
	2025	2024
Total investment income	$47,048	$43,302
Less: total expenses	(20,345)	(18,533)
Net investment income (loss), before taxes	26,703	24,769
Income tax expense, including excise tax	1	14
Net investment income (loss), after taxes	26,702	24,755
Net change in unrealized gain (loss)	(5,767)	(1,562)
Net increase (decrease) in net assets resulting from operations	$20,935	$23,193

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,
	2025	2024
Interest income	$23,191	$22,693
Other income	190	395
Dividend income	637	9
Total investment income	$24,018	$23,097

	For the Six Months Ended June 30,
	2025	2024
Interest income	$45,971	$42,898
Other income	440	395
Dividend income	637	9
Total investment income	$47,048	$43,302

For the six months ended June 30, 2025, we generated investment income of $47,048, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 57 portfolio companies held during the period. For the six months ended June 30, 2024, we generated investment income of $43,302, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 47 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings.

Expenses

Operating expenses for the three months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,
	2025	2024
Interest expense on line of credit	$7,369	$7,207
Management fees	1,702	1,466
Amortization of deferred financing costs	285	302
Other general and administrative expenses	275	177
Professional fees	257	196
Overhead expenses	160	219
Administration fees	152	142
Directors’ fees	75	75
Custody fees	22	20
Total expenses	$10,297	$9,804

	For the Six Months Ended June 30,
	2025	2024
Interest expense on line of credit	$14,570	$13,376
Management fees	3,356	2,772
Other general and administrative expenses	552	389
Amortization of deferred financing costs	536	564
Facility expenses	—	251
Professional fees	471	393
Overhead expenses	359	392
Administration fees	295	214
Directors' fees	150	150
Custody fees	56	32
Total expenses	$20,345	$18,533

The increase in interest expense during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily the result of the new borrowings under the loan and servicing agreement with SPV-2 credit facility on October 11, 2024.

For the six months ended June 30, 2025, we incurred management fees of $3,356. For the six months ended June 30, 2024, we incurred management fees of $2,772. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three and six months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(4,904)	$(568)
Total net realized and unrealized gain (loss) on investments	$(4,904)	$(568)

	For the Six Months ended June 30,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	$(5,767)	$(1,562)
Total net realized and unrealized gain (loss) on investments	$(5,767)	$(1,562)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. There were no realized gains (losses) for the three and six months ended June 30, 2025 and 2024. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The valuation mark down on a few portfolio holdings such as Essence Communications Inc. and Athlete Buyer, LLC contributed to the unrealized loss during the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we had aggregate unfunded commitments totaling $29.9 million and $39.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of June 30, 2025, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	562	—	562
Base Interest Rate	1,552	—	1,552
+100 Basis Points	5,512	—	5,512
+200 Basis Points	9,472	—	9,472
+300 Basis Points	13,432	—	13,432

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Investment Adviser are currently subject to any material legal proceedings as of June 30, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10 - K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 24, 2025 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

Brightwood Capital Corporation I

Date: August 8, 2025	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Brightwood Capital Corporation I

Date: August 8, 2025	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer