Form 10-K
period 2025-12-31
Brightwood Capital Corp I
filed 2026-03-30
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The issuer had 40,829,270 shares of common stock, $0.01 par value per share, outstanding as of March 30, 2026.

Brightwood Capital Corporation I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

Risks Relating to our Business and Structure

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
●	We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA plans.
●	There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value.
●	The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.
●	We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.
●	Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
●	Changes in interest rates and inflation may affect our cost of capital and net investment income.

Risks Relating to our Operations

●	Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth.
●	Our ability to enter into transactions with our affiliates is restricted.
●	The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
●	Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.
●	Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.
●	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.
●	We are subject to risks associated with artificial intelligence.

Risks Relating to the Company’s Investments

●	Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Risks Relating to our Securities

●	Investing in our common stock may involve an above average degree of risk.
●	To the extent original issue discount instruments, such as zero-coupon bonds and PIK loans, constitute a significant portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
●	Although, we do not intend to do so, if we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

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

The Investment Adviser intends to use a disciplined investment and risk management process in connection with the Fund that emphasizes fundamental research and a rigorous analytical framework. We will scale our investments so that the larger sized positions represent less risk than the smaller sized positions. At the same time, the Investment Adviser will take into consideration a variety of factors in managing our portfolio and impose portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. The Investment Adviser’s value-oriented investment philosophy will focus on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk.

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

Until such time as common stock constitute a “publicly-offered security” under the Plan Assets Regulation, the Investment Adviser intends to operate the Company so that the assets of the Company will not be considered “plan assets.” In that regard, the Investment Adviser will either (i) endeavor to comply with the requirements applicable to VCOCs or (ii) seek to limit investment in the Company by Benefit Plan Investors to less than 25% of each class of equity interests in the Company, based upon assurance provided by investors. In this regard, the Company has received an opinion from its ERISA counsel to the effect that, as of the date that the Company made its first investment, the Company should qualify as a VCOC. For purposes of meeting the requirements, we established our “annual valuation period” as the 90-day period ending each December 31, and the Company certified to its investors that it continued to qualify as a VCOC as of the end of its last annual valuation period. In the event that the Investment Adviser seeks to limit investment by Benefit Plan Investors to comply with such 25% limitation, the Company may take certain actions to ensure compliance with such restriction, including requiring one or more Benefit Plan Investors to sell shares to other stockholders or a third party, reducing Capital Commitments of Benefit Plan Investors or redeeming of all or a portion of the shares held by a Benefit Plan Investor. In circumstances in which investment by Benefit Plan Investors in the Company is or may become “significant” and no other exception under the Plan Assets Regulation is available, other remedial measures may also apply.

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

Regulatory changes and credit cycles lead to dislocations in the various markets in which we are expected to invest and provide an ever-changing landscape that inevitably will be different from the ones faced in prior economic cycles. The risks attendant to changing interest rate environments have been, and continue to be, magnified in the current economic environment. Federal interest rates, set by the Board of Governors of the Federal Reserve system, have undergone both rate hikes and cuts in the past decade.

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

The U.S. and governments of other countries may renegotiate some or all of its global trade relationships and may impose or threaten to impose significant import tariffs. The imposition of tariffs, trade restrictions, currency restrictions or similar actions (or retaliatory measures taken in response to such actions) could lead to price volatility and overall declines in U.S. and global investment markets. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business.

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

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser is supported by a team, which as of March 2026 consisted of over approximately 62 employees to fulfill its obligations to us under the Investment Advisory Agreement. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Nations and international communities have, in recent decades, implemented policies with goals including, but not limited to, limiting global warming and reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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

We are subject to risks associated with artificial intelligence.

In recent years, technological advances have fueled the rapid growth of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), in particular generative AI, and accordingly, the use of AI is becoming increasingly prevalent in a number of sectors. Due to the rate at which AI is improving and the scope of its potential application broadening, at this time, it is unclear what impact (including, where relevant, opportunities) AI may have on the Company and/or the Company’s investments, as well as the wider financial sector. Recent technological advances in AI pose risks to us, the Investment Adviser, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. Inappropriate deployment of AI by a portfolio investment of the Company could have a material adverse impact on such investment, and therefore a negative impact on the Company and investors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

The rise of AI has also brought a renewed focus from governments and regulators on the regulation of such technology. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. Other jurisdictions (including the U.S. and UK) are considering or proposing their own approaches to the regulation of AI. Such laws and/or regulations could have a material adverse impact on the Company and/or the Company’s investments.

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

Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospectus of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

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

We generally do not control our portfolio companies, which may result in the portfolio company making decisions which could adversely impact the value of our investments in the portfolio company’s securities.

“Control” under the 1940 Act is presumed at more than 25% equity ownership and may also be present at lower ownership levels where we provide managerial assistance. We generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.

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

We may be subject to risks related to investments in companies in the software industry.

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies’ securities historically have been more volatile than other securities, especially over the short term.

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

There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act of 1933, as amended, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer their shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

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

Stockholders

As of March 30, 2026, there were five holders of the Company’s common stock. Please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for disclosure regarding our stockholders.

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

Cash Flows

During the year ended December 31, 2025, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $10.6 million, and net cash used in financing activities was $8.9 million due primarily to the borrowings from the credit facilities, offset by repayments under the credit facilities and shareholder distributions. As of December 31, 2025, cash and cash equivalents was $23.1 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2025 and 2024, our asset coverage was 197% and 210%, respectively. As of December 31, 2025 and 2024, we were in compliance with the terms and covenants of all the borrowings.

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

On December 18, 2025, we entered into a fifth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) December 18, 2028, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to December 18, 2030.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $4,130 and $3,855 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2025 and 2024, there was $87,940 and $34,146 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 31, 2025 and 2024, the total outstanding balance under the credit agreement was $262,060 and $315,854, respectively, and this carrying value approximates fair value.

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

On December 10, 2025, we entered into a third amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The applicable spread is updated to (i) 2.15%, plus (ii) following the occurrence and during the continuance of an event of default, 2.00%.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 30, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,523 and $1,010, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 30, 2025 and December 31, 2024, there was $0 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 30, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $150,000 and $57,500, respectively, and this carrying value approximates fair value.

As of December 30, 2025 and December 31, 2024, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,546 and $7,324, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the year ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
Interest expense on line of credit	$30,102	$27,998	$11,507
Amortization of deferred financing costs	$1,068	$1,160	$571
Weighted average interest rate	7.0%	8.4%	7.8%
Weighted average outstanding balance	$419,646	$324,071	$178,000

Portfolio and Investment Activity

As of December 31, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $800,010. As of December 31, 2024, we had investments in 54 portfolio companies with an aggregate fair value of $776,189.

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2025 and 2024:

For the Year Ended
Net Investment Activity	December 31, 2025
Purchases	$177,010
Sales and Repayments	(140,272)
Net Portfolio Activity	$36,738

For the Year Ended
Net Investment Activity	December 31, 2024
Purchases	$288,226
Sales and Repayments	(78,354)
Net Portfolio Activity	$209,872

	For the Year Ended
	December 31, 2025
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$136,597	77.2%
Senior Secured Term Loan	18,533	10.5%
Delayed Draw Term Loan	13,101	7.4%
Revolver	8,027	4.5%
Warrants	332	0.2%
Preferred Units	250	0.1%
Common Units	100	0.1%
Convertible Promissory Note	70	0.0%
Total	$177,010	100.0%

	For the Year Ended
	December 31, 2024
Investment Activity by Asset Class	Purchases	Percentage of Portfolio
Senior Secured First Lien Term Loan	$191,229	66.4%
Senior Secured Term Loan	61,447	21.3%
Revolver	18,738	6.5%
Delayed Draw Term Loan	8,807	3.1%
Preferred Units	5,000	1.7%
Common Units	3,005	1.0%
Warrants	—	0.0%
Total	$288,226	100.0%

As of December 31, 2025, our investments consisted of the following:

	As of December 31, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$568,293	$561,494
Senior Secured Term Loan	179,267	175,761
Delayed Draw Term Loan	38,876	36,902
Revolver	17,613	9,111
Convertible Promissory Note	70	62
Common Units	4,356	8,929
Preferred Units	9,250	7,377
Warrants	477	464
Total	$818,202	$800,100

As of December 31, 2024, our investments consisted of the following:

	As of December 31, 2024
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$478,387	$479,581
Senior Secured Term Loan	240,055	240,610
Delayed Draw Term Loan	27,115	27,378
Revolver	15,038	14,337
Preferred Units	9,000	9,663
Common Units	4,255	4,603
Warrants	145	17
Total	$773,995	$776,189

The table below describes investments by industry composition based on fair value as of December 31, 2025:

	As of December 31, 2025
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	140,552	17.6%
Franchising	84,490	10.5%
Total	$800,100	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2024:

	As of December 31, 2024
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$207,389	26.7%
Business Services	185,657	23.9%
Technology & Telecommunications	158,961	20.5%
Healthcare	144,145	18.6%
Franchising	80,037	10.3%
Total	$776,189	100.0%

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

	As of December 31,
	2025			2024
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$23,025	2.9%	1	$20,405	2.6%	1
3	22,813	2.8%	1	17,216	2.2%	1
4	508,877	63.6%	36	552,786	71.2%	38
5	106,052	13.3%	9	118,135	15.3%	9
6	110,311	13.8%	6	61,187	7.9%	4
7	13,861	1.7%	2	—	0.0%	—
8	15,161	1.9%	2	6,460	0.8%	1
Total	$800,100	100.0%	57	$776,189	100.0%	54

Results of Operations

The following table represents the operating results for the year ended December 31, 2025, 2024, and 2023, which were as follows:

	For the Year ended December 31,
	2025	2024	2023
Total investment income	$97,241	$90,748	$44,889
Less: total expenses	(41,918)	(38,951)	(18,866)
Net investment income (loss), before taxes	55,323	51,797	26,023
Income tax expense, including excise tax	102	94	—
Net investment income (loss), after taxes	55,221	51,703	26,023
Total net realized and unrealized gain (loss) on investments	(21,390)	(1,850)	2,901
Net increase (decrease) in net assets resulting from operations	$33,831	$49,853	$28,924

Investment Income

Investment income for the year ended December 31, 2025, 2024, and 2023, were as follows:

	For the Year ended December 31,
	2025	2024	2023
Interest income	$94,683	$89,224	$44,665
Other income	1,250	1,501	219
Dividend income	1,308	23	5
Total investment income	$97,241	$90,748	$44,889

For the year ended December 31, 2025, we generated investment income of $97,241, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 57 portfolio companies held during the period. For the year ended December 31, 2024, we generated investment income of $90,748, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 54 portfolio companies held during the period. For the year ended December 31, 2023, we generated investment income of $44,889, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 33 portfolio companies held during the period. The increase in investment income was primarily due to the increased number of portfolio holdings.

Expenses

Operating expenses for the year ended December 31, 2025, 2024, and 2023, were as follows:

	For the Year ended December 31,
	2025	2024	2023
Interest expense on line of credit	$30,102	$27,998	$11,507
Management fees	6,853	5,897	3,439
Other general and administrative expenses	1,249	1,408	598
Amortization of deferred financing costs	1,068	1,160	571
Professional fees	948	828	885
Overhead expenses	693	774	777
Administration fees	607	512	309
Directors’ fees	300	300	300
Custody fees	98	74	102
Interest expense on loans	—	—	378
Total expenses	$41,918	$38,951	$18,866

The increase in interest expense during the year ended December 31, 2025 compared to the year ended December 31, 2024 and December 31, 2023 was primarily the result of the new borrowings under the credit agreement with SPV-1 credit facility on March 30, 2023 and the upsizes on this facility during the year ended December 31, 2024 and 2025, as well as the new borrowings under the loan and servicing agreement with SPV-2 credit facility on October 11, 2024.

For the year ended December 31, 2025, we incurred management fees of $6,853. For the year ended December 31, 2024, we incurred management fees of $5,897. For the year ended December 31, 2023, we incurred management fees of $3,439. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the year ended December 31, 2025, 2024, and 2023, were as follows:

	For the Year ended December 31,
	2025	2024	2023
Net realized gain (loss) on non-controlled/non-affiliate company investments	$(1,094)	$—	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(20,296)	(1,850)	2,901
Total net realized and unrealized gain (loss) on investments	$(21,390)	$(1,850)	$2,901

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. The net realized loss during the year 2025 of $1,094 was primarily due to the debt relief from Legacy Restoration LLC restructure. There were no realized gains (losses) for the year ended December 31, 2024 and 2023. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the year ended December 31, 2024 and 2025 compared to the year ended December 31, 2023. The valuation mark down on a few portfolio holdings such as Essence Communications Inc. and Athlete Buyer, LLC contributed to the unrealized loss during the year ended December 31, 2025.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, we had aggregate unfunded commitments totaling $31.8 million and $39.9 million, respectively.

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and will file our tax return for the year ending December 31, 2025, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statement of Assets and Liabilities.

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

The following table summarizes the distributions declared on shares of our common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/31/2024	12/26/2024	1/14/2025	$0.35
5/27/2025	5/30/2025	6/13/2025	$0.37
8/25/2025	8/28/2025	9/12/2025	$0.32
11/19/2025	11/21/2025	12/05/2025	$0.30
12/26/2025	12/31/2025	1/14/2026	$0.31

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

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	67,248	—	67,248
Base Interest Rate	67,602	—	67,602
+100 Basis Points	69,018	—	69,018
+200 Basis Points	70,433	—	70,433
+300 Basis Points	2,391	—	2,391

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Brightwood Capital Corporation I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightwood Capital Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Brightwood Capital Corporation I and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 30, 2026

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $818,202 and $773,995, respectively)	$800,100	$776,189
Cash and cash equivalents	23,070	21,391
Interest and paydown receivable	7,664	6,838
Deferred financing costs	5,653	4,865
Total assets	$836,487	$809,283
Liabilities
Line of credit payable	$412,060	$373,354
Interest payable on line of credit	7,546	7,324
Due to affiliates	171	345
Management fees payable (See Note 3)	1,738	1,591
Distributions payable	12,599	13,954
Directors’ fees payable (See Note 3)	210	210
Accounts payable and accrued expenses	965	756
Total liabilities	435,289	397,534
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 40,642,890 and 39,872,149 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$406	$399
Paid-in-capital in excess of par value	414,639	406,575
Total distributable earnings (loss)	(13,847)	4,775
Total net assets	401,198	411,749
Total liabilities and net assets	$836,487	$809,283
Net asset value per share (See Note 9)	$9.87	$10.33

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$94,683	$89,224	$44,665
Other income	1,250	1,501	219
Dividend income	1,308	23	5
Total investment income	97,241	90,748	44,889
Expenses:
Interest expense on line of credit	$30,102	$27,998	$11,507
Management fees	6,853	5,897	3,439
Amortization of deferred financing costs	1,068	1,160	571
Other general and administrative expenses	1,249	1,408	598
Professional fees	948	828	885
Overhead expenses	693	774	777
Administration fees	607	512	309
Directors’ fees	300	300	300
Interest expense on loans	—	—	378
Custody fees	98	74	102
Total expenses	41,918	38,951	18,866
Net investment income (loss), before taxes	55,323	51,797	26,023
Income tax expense, including excise tax	102	94	—
Net investment income (loss), after taxes	55,221	51,703	26,023

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate company investments	$(1,094)	$—	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(20,296)	(1,850)	2,901
Total net realized and unrealized gain (loss) on investments	(21,390)	(1,850)	2,901
Net increase (decrease) in net assets resulting from operations	$33,831	$49,853	$28,924
Per share data:
Net investment income (loss) per share	$1.37	$1.38	$1.14
Net increase (decrease) in net assets resulting from operations per share	$0.84	$1.33	$1.27
Weighted average common shares outstanding	40,265,365	37,435,809	22,812,415

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$55,221	$51,703	$26,023
Net realized gain (loss) on investments	(1,094)	—	—
Net change in unrealized appreciation (depreciation) on investments	(20,296)	(1,850)	2,901
Net increase (decrease) in net assets resulting from operations	33,831	49,853	28,924
Shareholder distributions:
Distributions of investment income	(52,453)	(48,235)	(26,836)
Net increase (decrease) in net assets resulting from shareholder distributions	(52,453)	(48,235)	(26,836)
Capital share transactions:
Issuance of common shares, net	—	50,500	151,500
Reinvestments of stockholder distributions	8,071	36,254	17,295
Net increase in net assets resulting from capital share transactions	8,071	86,754	168,795
Total increase (decrease) in net assets	(10,551)	88,372	170,883
Net assets, at beginning of year	411,749	323,377	152,494
Net assets, at end of year	$401,198	$411,749	$323,377

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,831	$49,853	$28,924

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(177,010)	(288,226)	(365,544)
Proceeds from principal repayments of investments and sales of investments and paydowns	140,272	78,354	30,215
Amortization of premium/accretion of discount, net	(6,000)	(5,009)	(1,912)
Interest income paid in kind	(2,563)	(212)	(4)
Net realized (gain) loss on investments	1,094	—	—
Net change in unrealized (appreciation) depreciation on investments	20,296	1,850	(2,901)
Amortization of deferred financing costs	1,068	1,160	571
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(826)	(29)	(4,854)
Increase (decrease) in payable to affiliates	(174)	181	39
Increase (decrease) in interest payable on line of credit	222	3,270	3,881
Increase (decrease) in interest payable on loans	—	—	(500)
Increase (decrease) in management fees payable	147	549	621
Increase (decrease) in directors’ fees payable	—	—	90
Increase (decrease) in accounts payable and accrued expenses	209	(207)	440
Net cash provided by (used in) operating activities	10,566	(158,466)	(310,934)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	50,500	151,500
Shareholder distributions	(45,738)	(8,779)	—
Proceeds from line of credit payable	169,209	197,500	453,500
Repayments on line of credit payable	(130,503)	(76,146)	(301,500)
Proceeds from loans payable	—	—	18,525
Repayments on loans payable	—	—	(72,328)
Deferred financing costs paid	(1,855)	(3,646)	(2,239)
Net cash provided by (used in) financing activities	(8,887)	159,429	247,458

Net increase (decrease) in cash and cash equivalents	1,679	963	(63,476)
Cash and cash equivalents, beginning of year	21,391	20,428	83,904
Cash and cash equivalents, end of year	$23,070	$21,391	$20,428

Supplemental disclosure of cash flow Information:
Cash paid during the year for interest expense on line of credit	$29,879	$24,728	$7,626
Cash paid during the year for interest on loans	$—	$—	$878
Cash paid during the year for income taxes, including excise tax	$78	$15	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$8,071	$36,254	$17,295

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(dollars in thousands)

			Spread Above
			Reference			Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)			Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
12 Interactive, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%			9.42%		9/5/2030	7,463	$7,428	$7,428	1.9%
12 Interactive, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	5.75%			9.42%		9/5/2030	2,494	2,488	2,488	0.6%
AHF Parent Holding, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.18%		2/1/2028	9,000	8,818	8,505	2.1%
Athlete Buyer, LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.77%		4/26/2029	6,825	6,731	5,890	1.5%
Athlete Buyer, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	6.00%			9.77%		4/26/2029	15,963	15,727	13,776	3.4%
Athlete Buyer, LLC	(6)	Revolver	3M	S +	6.00%			9.77%		4/26/2029	1,010	987	783	0.2%
Creative Foam Corporation	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.75%	10.44	%-	10.69%		6/27/2029	5,814	5,742	5,814	1.4%
Creative Foam Corporation	(6) (9) (10)	Revolver	3M	S +	6.75%			6.75%		6/27/2029	—	(12)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.82%		8/25/2028	21,505	21,249	21,505	5.4%
Elevator Intermediate Holdings, Inc.	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		8/25/2028	—	(11)	—	0.0%
GPI Acquisition Co., Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%			9.67%		3/30/2029	20,638	20,403	20,638	5.1%
GPI Acquisition Co., Inc.	(6) (9) (10)	Revolver	3M	S +	5.75%			5.75%		3/30/2029	—	(6)	—	0.0%
KKSP Precision Machining LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	7.00%			10.99%		6/23/2027	4,825	4,794	4,755	1.2%
Legacy Restoration LLC	(6) (11)	Senior Secured Term Loan	3M	S +	6.25%			9.92%	PIK	1/5/2029	2,737	2,737	2,737	0.7%
Legacy Restoration LLC	(6) (11)	Revolver	3M	S +	6.25%			9.92%	PIK	1/5/2029	416	416	416	0.1%
Max US Bidco Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.00%			8.67%		10/2/2030	7,369	7,029	6,061	1.5%
Obra Capital, Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	7.36%			11.09%		6/21/2029	9,900	9,694	9,737	2.4%
Obra Capital, Inc.	(6) (9) (10)	Revolver	1M	S +	7.36%			7.36%		12/21/2028	—	(10)	(8)	0.0%
Prisma Graphic, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%			10.08%		7/29/2027	22,366	22,149	22,366	5.6%
Prisma Graphic, LLC	(6)	Revolver	1M	S +	6.25%			10.08%		7/29/2027	724	710	724	0.2%
TouchFuse, LLC	(6) (7)	Senior Secured Term Loan	6M	S +	5.00%			9.04%		11/23/2029	20,353	20,056	20,353	5.1%
TouchFuse, LLC	(6)	Revolver	3M	S +	5.00%			9.00%		11/23/2029	160	145	160	0.0%
Trulite Holding Corp.	(6) (8)	Senior Secured Term Loan	3M	S +	6.00%			9.98%		3/1/2030	4,781	4,715	4,781	1.2%
W Services Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.25%			8.92%		9/24/2029	13,522	13,375	13,522	3.4%
W Services Group, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	5.25%			5.25%		9/24/2029	—	(4)	—	0.0%
W Services Group, LLC	(6) (9) (10)	Revolver	3M	S +	5.25%			5.25%		9/24/2029	—	(7)	—	0.0%
Total Business Services												175,343	172,431	43.0%

Franchising
Brightstar Group Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	6M	S +	4.75%			8.48%		3/1/2032	9,925	9,880	9,925	2.5%
CDM Fitness Holdings, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.07%		6/17/2026	24,628	24,547	24,517	6.1%
ESN Venture Holdings, LLC	(6) (8) (11)	Senior Secured First Lien Term Loan	3M	S +	2.88%	6.55%		(3.38% PIK)		10/5/2029	13,477	13,296	13,477	3.4%
ESN Venture Holdings, LLC	(6) (8) (11)	Delayed Draw Term Loan	3M	S +	2.88%			6.55%	PIK	10/5/2029	5,260	5,260	5,260	1.3%
ESN Venture Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	2.88%			2.88%		10/5/2029	—	(7)	—	0.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%			10.68%	PIK	1/30/2026	4,027	4,027	4,027	1.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%			10.68%	PIK	11/25/2027	7,283	7,221	1,245	0.3%
Essence Communications Inc.	(6) (11)	Delayed Draw Term Loan	3M	S +	6.75%			10.68%	PIK	1/30/2026	1,510	1,491	1,510	0.4%
Essence Communications Inc.	(6) (11)	Revolver	3M	S +	8.75%			12.87%		1/30/2026	9,885	9,885	1,594	0.4%
John C. Cassidy Air Conditioning, Inc.	(6) (7)	Senior Secured Term Loan	3M	S +	6.00%			10.08%		12/23/2026	4,947	4,938	4,921	1.2%
Tavern Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	5.25%			9.46%		1/10/2030	9,950	9,829	9,950	2.5%
Team Car Care, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	4.50%	8.37	%-	8.54%		6/28/2027	8,064	8,047	8,064	2.0%
Total Franchising												98,414	84,490	21.1%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2025

(dollars in thousands)

			Spread Above
			Reference			Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)			Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.00%			8.67%		12/30/2029	14,850	$14,671	$14,850	3.7%
CNS Purchaser, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	5.00%			5.00%		12/30/2029	—	(3)	—	0.0%
CNS Purchaser, LLC	(6) (9) (10)	Revolver	3M	S +	5.00%			5.00%		12/30/2029	—	(6)	—	0.0%
Everest AcquisitionCo, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%			9.72%		12/13/2028	4,900	4,828	4,900	1.2%
Everest AcquisitionCo, LLC	(6) (7) (8)	Delayed Draw Term Loan	1M	S +	6.00%			9.72%		12/13/2028	7,150	7,081	7,150	1.8%
Everest AcquisitionCo, LLC	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		12/13/2028	—	(44)	—	0.0%
Management Health Systems, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%			9.97%		12/31/2027	22,388	22,132	22,388	5.6%
Medical Management Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.50%			10.35%		8/1/2030	10,743	10,610	10,743	2.7%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%			10.37%		8/1/2030	92	82	92	0.0%
Medical Management Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	6.50%			6.50%		8/1/2030	—	(18)	—	0.0%
OPCO Borrower LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.23%		4/26/2029	23,025	23,025	23,025	5.7%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	3M	S +	7.00%			11.10%		11/13/2029	13,196	12,973	12,338	3.1%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	7.00%			11.13%		11/13/2029	129	126	120	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	3M	S +	7.00%	10.83	%-	11.13%		11/13/2029	458	450	426	0.1%
P3 Acquisition Holdings LLC	(6) (12)	Convertible Promissory Note			—			—		5/15/2030	70	70	62	0.0%
Sandlot Buyer, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%			10.25%		9/19/2028	22,188	21,833	21,571	5.4%
Shiftkey, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.68%		(0.50% PIK)		6/21/2027	9,205	9,177	8,817	2.2%
The Smilist DSO, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.67%		4/4/2029	6,515	6,451	6,515	1.6%
The Smilist DSO, LLC	(6) (8)	Delayed Draw Term Loan	3M	S +	6.00%			9.67%		4/4/2029	2,161	2,139	2,161	0.5%
The Smilist DSO, LLC	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		4/4/2029	—	(4)	—	0.0%
YNWA Finco LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	8.60%			7.53%	PIK	8/18/2027	9,693	9,693	6,785	1.7%
Zavation Medical Products, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.71	%-	9.73%		6/30/2028	12,938	12,821	12,647	3.2%
Zavation Medical Products, LLC	(6)	Revolver	3M	S +	5.75%	9.52	%-	9.73%		6/30/2028	866	861	846	0.2%
Total Healthcare												158,948	155,436	38.7%

Technology & Telecommunications
Adswerve, Inc.	(6) (8)	Senior Secured Term Loan	1M	S +	4.25%			8.18%		12/4/2028	4,179	4,164	4,179	1.0%
BP Loenbro Holdings, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.75	%-	9.83%		2/1/2029	19,319	19,132	19,319	4.8%
BP Loenbro Holdings, Inc.	(6) (7)	Delayed Draw Term Loan	3M	S +	5.75%			9.84%		2/1/2029	1,827	1,805	1,827	0.5%
BP Loenbro Holdings, Inc.	(6)	Revolver	1M	S +	5.75%	9.72	%-	9.77%		2/1/2029	1,211	1,175	1,211	0.3%
Cartridge Technologies, LLC	(6) (8)	Senior Secured Term Loan	6M	S +	7.00%			10.85%		10/6/2028	22,054	21,811	22,054	5.5%
Cartridge Technologies, LLC	(6) (9) (10)	Revolver	6M	S +	7.00%			7.00%		10/6/2028	—	(6)	—	0.0%
Excite Parent, Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	4.00%			7.67%		10/31/2030	4,906	4,866	4,906	1.2%
IMS Technology Services, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%			9.17%		11/22/2029	9,900	9,783	9,900	2.5%
IMS Technology Services, LLC	(6) (9) (10)	Revolver	3M	S +	5.50%			5.50%		11/22/2029	—	(6)	—	0.0%
MAPS Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.09%		9/6/2029	5,639	5,548	5,639	1.4%
MAPS Buyer, Inc.	(6) (9) (10)	Revolver	3M	S +	6.25%			6.25%		9/6/2029	—	(9)	—	0.0%
North Acquisition LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.75%			10.57%		7/27/2027	20,533	20,427	20,028	5.0%
Proficium Purchaser, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%			10.02%		3/27/2029	19,119	18,964	19,119	4.8%
Proficium Purchaser, LLC	(6) (9) (10)	Revolver	3M	S +	6.25%			6.25%		3/27/2029	—	(6)	—	0.0%
Veradata Holdings, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.00%			9.73%		11/1/2028	18,128	17,977	17,956	4.5%
Veradata Holdings, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	6.00%			9.72%		11/1/2028	729	721	722	0.2%
Veradata Holdings, LLC	(6) (9) (10)	Revolver	1M	S +	6.00%			6.00%		11/1/2028	—	(2)	(2)	0.0%
Virtual Technologies Group, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	7.50%			11.17%		4/23/2029	3,850	3,799	3,850	1.0%
Virtual Technologies Group, LLC	(6)	Revolver	3M	S +	7.50%	11.17	%-	11.43%		4/23/2029	622	616	622	0.2%
Total Technology &Telecommunications												130,759	131,330	32.9%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2025

(dollars in thousands)

				Spread Above
				Reference					Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment		Rate (4)					Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Transportation & Logistics
Auto Transport Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan				1M	S +	7.25%			10.97%		11/4/2029	4,865	$4,817	$4,804	1.2%
B2B Industrial Products, LLC	(6) (7)	Senior Secured Term Loan				3M	S +	6.75%			10.57%		10/7/2026	14,277	14,136	14,067	3.5%
Contract Datascan, LP	(6) (7) (11)	Senior Secured First Lien Term Loan				3M	S +	8.50%			12.49%	PIK	11/3/2028	24,206	23,757	22,255	5.5%
Contract Datascan, LP	(6)	Revolver				3M	S +	8.50%	12.24	%-	12.49%		11/3/2028	533	518	453	0.1%
CSG Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.25%			10.09%		7/29/2029	24,625	24,260	24,625	6.1%
Detroit Quality Staffing, LLC	(6) (7) (8)	Senior Secured Term Loan				3M	S +	7.50%			12.00%		10/4/2029	6,738	6,632	6,738	1.7%
IAM Acquisition LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.50%	10.32	%-	10.37%		6/28/2029	22,313	22,214	22,313	5.6%
LGC US Finco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	7.00%			11.11%		8/14/2030	14,906	14,625	14,906	3.7%
MB Precision Investment Holdings LLC	(6)	Senior Secured First Lien Term Loan				3M	S+	8.00%			12.26%		10/1/2028	6,869	6,728	6,182	1.5%
MB Precision Investment Holdings LLC	(6)	Delayed Draw Term Loan				3M	S +	10.00%			14.26%		10/1/2028	1,998	1,963	1,796	0.4%
MB Precision Investment Holdings LLC	(6)	Revolver	3M	S +	8.00	%/	P +	7.00%	12.26	%-	14.00%		10/1/2028	1,022	1,009	919	0.2%
NSC Technologies, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.25%			9.92%		8/27/2030	18,953	18,600	18,953	4.7%
Palmdale Oil Company, LLC	(6)	Senior Secured Term Loan				3M	S +	4.75%			8.38%		12/12/2031	9,565	9,518	9,565	2.4%
Palmdale Oil Company, LLC	(6) (10)	Delayed Draw Term Loan				3M	S +	4.75%			4.75%		12/12/2031	—	—	—	0.0%
SLI Golden Bridge Holdco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				1M	S +	6.00%			9.72%		1/10/2030	9,900	9,741	9,900	2.4%
Subsea Global Solutions, LLC	(6) (11)	Senior Secured Term Loan				6M	S +	7.00%			10.60%	PIK	3/29/2029	22,614	22,269	21,653	5.4%
Subsea Global Solutions, LLC	(6) (11)	Revolver	6M	S +	7.75	%/	P +	6.75%	10.60	%-	13.50%	PIK	3/29/2029	1,011	995	967	0.2%
Vehicle Management Services LLC	(6) (7)	Senior Secured First Lien Term Loan				1M	S +	6.25%			10.08%		7/26/2028	22,059	22,041	22,059	5.5%
VHL Logistics, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan				6M	S +	5.50%	9.39	%-	9.46%		12/13/2029	20,837	20,549	20,837	5.2%
Voice Comm, LLC	(6) (7)	Senior Secured First Lien Term Loan				1M	S +	6.25%			9.97%		12/19/2030	16,651	16,283	16,651	4.2%
Total Transportation & Logistics															240,655	239,643	59.5%

Total Debt Investments															804,119	783,330	195.2%

Equity Investment

Business Services
Legacy Restoration LLC	(6) (12)	Class A Preferred Units												554,000	—	—	0.0%
Healthcare
Derm Holdings LLC	(6)	Class A Preferred Units												527,145	3,500	3,500	0.9%
P3 Acquisition Holdings LLC	(6) (12)	Series A Preferred equity												74,513	500	—	0.0%
Zavation Medical Products, LLC	(6) (12)	Class A Membership Units												6,831	1,000	510	0.1%
															5,000	4,010	1.0%
Technology & Telecommunications
BP I LM Holdings, LLC	(6) (12)	Series A Units												1,067,133	1,101	4,301	1.0%
MAPS Buyer, Inc.	(6) (12)	Common Units												505	505	1,555	0.4%
Proficium Purchaser, LLC	(6)	Common Units												1,000,000	1,000	1,565	0.4%
Veradata Holdings, LLC	(6)	Class A Units												250	250	498	0.1%
Virtual Technologies Group, LLC	(6) (12)	Series A Preferred Units												1,000,000	1,000	1,220	0.3%
Virtual Technologies Group, LLC	(6) (12)	Special Incentive Units												138,408	—	83	0.0%
															3,856	9,222	2.2%
Transportation & Logistics
Coregistics TopCo LLC	(6)	Class A Units												500,000	500	500	0.0%
CSG Parent, LLC	(6) (12)	Class A Preferred Equity												250	250	263	0.1%
Detroit Quality Staffing, LLC	(6) (12)	Preferred Equity												500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(6) (12)	Class E Preferred Units												3,500,000	3,500	1,811	0.5%
															4,750	3,074	0.7%
Total Equity Investment
															13,606	16,306	3.9%
Warrants
Franchising
Essence Communications Inc.	(6) (12)	Warrant											6/16/2030	36	—	—	0.0%

Transportation & Logistics
Contract Datascan, LP	(6) (12)	Series A Preferred Warrant											11/3/2033	51	15	79	0.0%
Contract Datascan, LP	(6) (12)	Common Stock Warrant											11/3/2033	441	130	—	0.0%
CSG Parent, LLC	(6) (12)	Warrant											7/23/2035	30	—	53	0.0%
MB Precision Investment Holdings	(6) (12)	Warrant											10/1/2028	3,500,000	—	—	0.0%
Mobile Investors, LLC	(6) (12)	Class A Units Warrant											12/19/2030	330	332	332	0.1%
															477	464	0.1%
Total Warrants															477	464	0.1%

Total Investments															$818,202	$800,100	199.2%

Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund									3.67%				1,374	1,374	0.3%
Total Cash Equivalents															1,374	1,374	0.3%

Total Investments and cash equivalents															$819,576	$801,474	199.5%

Liabilities in Excess of Other Assets																(400,276)	(99.5)%

Net Assets																$401,198	100.0%

(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	The issuers of debt and equity held by the Company are domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. Certain investments are subject to an interest rate floor or cap. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, the P was 6.75%. As of December 31, 2025, the effective rates for 1M S and 3M S are 3.69%, and 3.65%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is the actual interest rate range in effect as of December 31, 2025. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $401,198 as of December 31, 2025.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(dollars in thousands)

			Spread Above					Interest				Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Reference Rate (4)					Rate (4)				Date	/Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
AHF Parent Holding, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.84%		2/1/2028	9,500	$9,216	$9,500	2.3%
Athlete Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.18%		4/26/2029	6,895	6,771	6,895	1.7%
Athlete Buyer, LLC	(6)(7)	Delayed Draw Term Loan				S +	5.75%			10.18%		4/26/2029	16,127	15,816	16,127	3.9%
Athlete Buyer, LLC	(6)	Revolver				S +	5.75%	10.18	%-	10.21%		4/26/2029	1,039	1,007	1,039	0.3%
Bad Boy Mowers JV Acquisition, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.45%		11/9/2029	12,375	12,116	12,375	3.0%
Elevator Intermediate Holdings, Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	6.50%			10.98%		8/25/2028	21,725	21,369	21,725	5.2%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Delayed Draw Term Loan				S +	6.50%			6.50%		8/25/2028	—	(8)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6)(9)(10)	Revolver				S +	6.50%			6.50%		8/25/2028	—	(15)	—	0.0%
GPI Acquisition Co., Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.36%		3/30/2029	19,348	19,019	19,348	4.7%
GPI Acquisition Co., Inc.	(6)(9)(10)	Revolver				S +	5.75%			5.75%		3/30/2029	—	(8)	—	0.0%
Javelin Acquisition Vehicle, LLC	(6)(7)	Senior Secured Term Loan	S +	5.25	%/	S +	5.27%	9.71	%-	9.73%		11/3/2026	19,813	19,559	19,813	4.8%
KKSP Precision Machining LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.83%		6/23/2027	4,875	4,822	4,838	1.2%
Legacy Restoration LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.58%		1/5/2029	2,475	2,435	2,407	0.6%
Legacy Restoration LLC	(6)(9)(10)	Delayed Draw Term Loan				S +	6.25%			6.25%		1/5/2029	—	(88)	(303)	(0.1)%
Legacy Restoration LLC	(6)	Revolver				S +	6.25%			10.58%		1/5/2029	540	516	499	0.1%
Max US Bidco Inc.	(6)(8)	Senior Secured First Lien Term Loan				S +	5.00%			9.36%		10/2/2030	7,444	7,028	7,146	1.7%
Obra Capital, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			11.97%		6/21/2029	10,000	9,732	9,735	2.4%
Obra Capital, Inc.	(6)(9)(10)	Revolver				S +	7.50%			7.50%		6/21/2029	—	(13)	(13)	0.0%
Prisma Graphic, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.50%			10.97%		7/29/2027	18,617	18,258	18,617	4.5%
Prisma Graphic, LLC	(6)(9)(10)	Revolver				S +	6.50%			6.50%		7/29/2027	—	(23)	—	0.0%
TouchFuse, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.86%		11/22/2028	21,231	20,860	21,231	5.2%
TouchFuse, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		11/22/2028	—	(18)	—	0.0%
Trulite Holding Corp.	(6)(8)	Senior Secured Term Loan				S +	6.00%			10.59%		3/1/2030	4,906	4,822	4,906	1.2%
W Services Group, LLC	(8)	Senior Secured First Lien Term Loan				S +	5.50%			9.83%		9/24/2029	9,975	9,786	9,786	2.4%
W Services Group, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%		9/24/2029	—	(5)	(5)	0.0%
W Services Group, LLC	(9)(10)	Revolver				S +	5.50%			5.50%		9/24/2029	—	(9)	(9)	0.0%
Total Business Services														182,945	185,657	45.1%

Franchising

CDM Fitness Holdings, LLC	(6)(7)(11)	Senior Secured First Lien Term Loan				S +	6.25%	10.73%		(0.70% PIK)		6/17/2026	24,877	24,617	24,603	6.0%
ESN Venture Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	5.75%			10.08%		10/7/2028	13,499	13,286	13,499	3.3%
ESN Venture Holdings, LLC	(6)	Delayed Draw Term Loan				S +	5.75%	10.08	%-	10.34%		10/7/2028	4,721	4,721	4,721	1.1%
ESN Venture Holdings, LLC	(6)	Revolver				S +	5.75%			10.08%		10/7/2028	144	137	144	0.0%
Essence Communications Inc.	(6)(11)	Senior Secured First Lien Term Loan				S +	6.75%	11.34%		(2.00% PIK)		11/25/2027	6,975	6,880	6,292	1.5%
Essence Communications Inc.	(6)(11)	Revolver				S +	6.75%	11.22	%-	11.33%	PIK	11/25/2025	9,959	9,899	8,971	2.2%
Firebirds Buyer, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.71%		3/22/2028	13,144	12,975	13,144	3.2%
Firebirds Buyer, LLC	(6)	Delayed Draw Term Loan				S +	6.25%			10.71%		3/22/2028	405	390	405	0.1%
Firebirds Buyer, LLC	(6)	Revolver				S +	6.25%			10.71%		3/22/2028	304	294	304	0.1%
John C. Cassidy Air Conditioning, Inc.	(6)(7)	Senior Secured Term Loan				S +	6.00%			10.77%		12/23/2026	4,998	4,980	4,991	1.2%
Team Car Care, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	4.25%			8.50%		6/28/2027	2,963	2,960	2,963	0.7%
Total Franchising														81,139	80,037	19.4%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2024

(dollars in thousands)

			Spread Above					Interest				Maturity	Par Amount ($)	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Reference Rate (4)					Rate (4)				Date	/Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC		Senior Secured First Lien Term Loan				S +	5.50%			9.82%		12/30/2029	15,000	$14,775	$14,775	3.6%
CNS Purchaser, LLC	(9)(10)	Delayed Draw Term Loan				S +	5.50%			5.50%		12/30/2029	—	(4)	(4)	0.0%
CNS Purchaser, LLC		Revolver				S +	5.50%			9.82%		12/30/2029	117	109	109	0.0%
Everest AcquisitionCo, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.59%		12/13/2028	4,950	4,852	4,950	1.2%
Everest AcquisitionCo, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			10.61%		12/13/2028	2,980	2,877	2,980	0.7%
Everest AcquisitionCo, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		12/13/2028	—	(59)	—	0.0%
Medical Management Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	7.25%	11.73	%-	12.02%		2/23/2028	20,513	20,185	19,914	4.8%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan				S +	7.25%	11.79	%-	11.85%		2/23/2028	491	483	477	0.1%
OPCO Borrower LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.62%		4/26/2029	20,405	20,342	20,405	5.0%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan				S +	6.50%			11.28%		11/13/2029	13,331	13,047	13,331	3.2%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan				S +	6.50%			11.38%		11/13/2029	67	65	67	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver				S +	6.50%			11.28%		11/13/2029	417	406	417	0.1%
Sandlot Buyer, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.80%		9/19/2028	23,438	22,925	23,438	5.7%
Shiftkey, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	5.75%			10.34%		6/21/2027	9,750	9,699	9,172	2.2%
The Smilist DSO, LLC	(6)(8)	Senior Secured First Lien Term Loan				S +	6.00%			10.33%		4/4/2029	6,581	6,497	6,581	1.6%
The Smilist DSO, LLC	(6)(8)	Delayed Draw Term Loan				S +	6.00%			10.33%		4/4/2029	2,183	2,154	2,183	0.5%
The Smilist DSO, LLC	(6)(9)(10)	Revolver				S +	6.00%			6.00%		4/4/2029	—	(6)	—	0.0%
YNWA Finco LLC	(6)(11)(15)	Senior Secured Term Loan				S +	3.25%			7.72%	PIK	8/18/2027	9,693	9,693	6,460	1.6%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	5.50%	9.95	%-	10.23%		6/30/2028	13,070	12,906	13,070	3.2%
Zavation Medical Products, LLC	(6)	Revolver				S +	5.50%	9.93	%-	9.95%		6/30/2028	455	448	455	0.1%
Total Healthcare														141,394	138,780	33.6%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan				S +	4.25%			8.81%		12/4/2028	4,625	4,603	4,625	1.1%
BP Loenbro Holdings, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.67%		2/1/2029	16,024	15,828	16,024	3.9%
BP Loenbro Holdings, Inc.	(6)(7)(9)(10)	Delayed Draw Term Loan				S +	6.00%			6.00%		2/1/2029	—	(11)	—	0.0%
BP Loenbro Holdings, Inc.	(6)	Revolver				S +	6.25%			10.43%		2/1/2029	734	711	734	0.2%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan				S +	6.75%			11.15%		10/6/2028	22,635	22,294	22,635	5.5%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver				S +	6.75%			6.75%		10/6/2028	—	(8)	—	0.0%
Excite Parent, Inc.		Senior Secured First Lien Term Loan				S +	4.25%			8.58%		10/31/2030	5,000	4,950	4,950	1.2%
IMS Technology Service, LLC		Senior Secured First Lien Term Loan				S +	5.50%			9.83%		11/22/2029	10,000	9,853	9,853	2.4%
IMS Technology Service, LLC	(9)(10)	Revolver				S +	5.50%			5.50%		11/22/2029	—	(7)	(7)	0.0%
MAPS Buyer, Inc.	(8)	Senior Secured First Lien Term Loan				S +	6.25%			10.79%		9/6/2029	4,988	4,871	4,871	1.2%
MAPS Buyer, Inc.	(9)(10)	Revolver				S +	6.25%			6.25%		9/6/2029	—	(12)	(12)	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.21%		7/27/2027	23,120	22,923	22,574	5.5%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan				S +	6.25%			10.68%		3/27/2029	11,775	11,565	11,775	2.9%
Proficium Purchaser, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		3/27/2029	—	(8)	—	0.0%
Synamedia Americas Holdings, Inc.	(6)(7)(12)	Senior Secured Term Loan				S +	7.75%			12.11%		12/5/2028	9,463	9,189	9,463	2.3%
UFS, LLC	(6)(7)	Senior Secured Term Loan				S +	6.50%			11.07%		10/2/2028	23,700	23,211	23,700	5.8%
UFS, LLC	(6)	Revolver				S +	6.50%			10.94%		10/2/2028	133	126	133	0.0%
Veradata Holdings, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			10.75%		11/1/2028	18,316	18,110	18,169	4.4%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan				S +	6.25%			10.71%		11/1/2028	736	725	730	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver				S +	6.25%			6.25%		11/1/2028	—	(3)	(2)	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan				S +	7.50%			11.86%		4/23/2029	3,950	3,882	3,950	1.0%
Virtual Technologies Group, LLC	(6)	Revolver				S +	7.50%			11.86%		4/23/2029	347	339	347	0.1%
Total Technology &Telecommunications														153,131	154,512	37.7%

Transportation & Logistics
Auto Transport Holdings, LLC		Senior Secured First Lien Term Loan				S +	7.25%			11.61%		11/4/2029	5,000	$4,938	$4,938	1.2%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.41%		10/7/2026	14,427	14,099	13,912	3.4%
Contract Datascan, LP	(6)(7)	Senior Secured First Lien Term Loan				S +	7.50%			12.13%		11/3/2028	23,760	23,148	22,387	5.4%
Contract Datascan, LP	(6)	Revolver				S +	7.50%	11.86	%-	12.26%		11/3/2028	493	472	436	0.1%
CSG Buyer, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	6.00%			10.60%		7/29/2029	24,875	24,403	24,875	6.0%
Detroit Quality Staffing, LLC	(8)	Senior Secured Term Loan				S +	7.50%			12.10%		10/4/2029	6,956	6,819	6,819	1.7%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan				S +	6.00%	10.34	%-	10.40%		6/28/2029	16,764	16,636	16,764	4.1%
MB Precision Investment Holdings LLC	(8)	Senior Secured First Lien Term Loan				S +	8.00%			12.83%		10/1/2028	6,978	6,782	6,782	1.6%
MB Precision Investment Holdings LLC		Revolver	S +	8.00	% /	P+	7.00%	12.40	%-	15.00%		10/1/2028	331	317	317	0.1%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.23%		10/2/2029	24,750	24,152	24,750	6.0%
Subsea Global Solutions, LLC	(6)(7)	Senior Secured Term Loan				S +	6.75%			11.03%		3/29/2029	21,404	20,950	21,404	5.2%
Subsea Global Solutions, LLC	(6)	Revolver				S +	6.75%	11.14	%-	11.37%		3/29/2029	475	454	475	0.1%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.25%			11.13%		7/26/2027	24,435	24,411	24,435	5.9%
VHL Logistics, Inc.	(6)(7)	Senior Secured First Lien Term Loan				S +	5.00%			9.50%		12/13/2028	17,388	17,098	17,388	4.2%
VHL Logistics, Inc.	(6)(9)(10)	Revolver				S +	5.00%			5.00%		12/13/2028	—	(8)	—	0.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan				S +	6.75%			11.21%		7/13/2027	17,500	17,315	17,238	4.2%
Total Transportation & Logistics														201,986	202,920	49.2%
Total Debt Investments														760,595	761,906	185.0%

Equity Investment
Healthcare
Derm Holdings LLC	(6)(13)	Class A Preferred Units											527,145	3,500	4,106	1.0%

P3 Acquisition Holdings LLC	(6)(13)	Series A Preferred Equity		74,513	500	500	0.1%
Zavation Medical Products, LLC	(6)(13)	Class A Membership Units		6,831	1,000	759	0.2%
					5,000	5,365	1.3%
Technology & Telecommunications

BP I LM Holdings, LLC	(6)(13)	Series A Units		1,000,000	1,000	1,370	0.3%
MAPS Buyer, Inc.	(13)	Common Units		505	505	505	0.1%
Proficium Purchaser, LLC	(6)(13)	Common Units		1,000,000	1,000	1,135	0.3%
Veradata Holdings, LLC	(6)	Class A Units		250	250	382	0.1%
Virtual Technologies Group, LLC	(6)(13)	Series A Preferred Units		1,000,000	1,000	1,050	0.3%
Virtual Technologies Group, LLC	(6)(13)	Special Incentive Units		138,408	—	7	0.0%
					3,755	4,449	1.1%
Transportation & Logistics
Coregistics TopCo LLC	(6)(13)	Class A Units		500,000	500	452	0.1%
Detroit Quality Staffing, LLC	(13)	Preferred Equity		500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(13)	Class E Preferred Units		3,500,000	3,500	3,500	0.9%
					4,500	4,452	1.1%
Total Equity Investment					13,255	14,266	3.5%

Warrants
Transportation & Logistics
Contract Datascan, LP	(6)(13)	Common Stock Warrant		441	130	—	0.0%
Contract Datascan, LP	(6)(13)	Series A Preferred Warrant		51	15	17	0.0%
MB Precision Investment Holdings LLC	(13)	Warrant Units		3,500,000	—	—	0.0%
Total Warrants					145	17	0.0%

Total Investments					$773,995	$776,189	188.5%

Cash Equivalents
First American Government Obligations Fund, Class X	(14)	Money Market Fund	4.41%	—	1,906	1,906	0.5%
Total Cash Equivalents					1,906	1,906	0.5%
Total Investments and cash equivalents					$775,901	$778,095	189.0%

Liabilities in Excess of Other Assets						(366,346)	(89.0)%
Net Assets						$411,749	100.0%
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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the years ended December 31, 2025 and 2024.

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

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of December 31, 2025, YNWA Finco LLC was on non-accrual status, and accordingly the Company did not accrue interest income on this investment during the year. The Company continued to receive cash interest payments during the year ended December 31, 2025. Cash receipts received while the investment was on non-accrual status were recognized as interest income given the Company’s assessment of collectability of remaining principal. As of December 31, 2024, YNWA Finco LLC has been placed on non-accrual status by the Company and all of the 2024 accrued interest was reversed.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the year ended December 31, 2025, $691 amendment fee income and $559 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the year ended December 31, 2024, $682 amendment fee income and $450 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the year ended December 31, 2023, $119 amendment fee income and $100 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the year ended December 31, 2025, $2,563 PIK has been recorded. For the year ended December 31, 2024, $212 PIK has been recorded. For the year ended December 31, 2023, $4 PIK has been recorded.

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

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and will file its tax return for the year ending December 31, 2025, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statements of Assets and Liabilities of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2025. The 2025, 2024 and 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the year ended December 31, 2025, the Company incurred expenses of $693 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of December 31, 2025, $171 was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities. For the year ended December 31, 2024, the Company incurred expenses of $774 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. As of December 31, 2024, $345 was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities. For the year ended December 31, 2023, the Company incurred expenses of $777 in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the year ended December 31, 2025, 2024 and 2023, the Investment Adviser earned a base management fee of $6,853, $5,897 and $3,439, respectively. As of December 31, 2025 and 2024, base management fees of $1,738 and $1,591, respectively, were payable.

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

For the year ended December 31, 2025, 2024 and 2023, the Company incurred directors’ fees of $300, $300 and $300, respectively. All retainer fees were charged at 50% during the first year of operations. As of December 31, 2025 and 2024, directors’ fees of $210 and $210, respectively, were payable.

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

For the year ended December 31, 2025, the company has allocable participation in co-investment based on exemptive order from the following investments: 12 Interactive, LLC, Adswerve, Inc., Athlete Buyer, LLC, Brightstar Group Holdings, Inc., Cartridge Technologies, LLC, Contract Datascan LP, Creative Foam Corporation, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Legacy Restoration, LLC, LGC US Finco, LLC, Management Health Systems, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, NSC Technologies, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The Smilist DSO, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

Brightwood Loan Services LLC is a wholly-owned subsidiary of Brightwood Capital Advisors LLC, the administrator of the Company (the “Administrator”). Under the Administration Agreement between the Company and the Administrator (the “Agreement”), the Administrator may arrange for others to furnish the administrative services, personnel and facilities provided for under the Agreement. The Company is responsible for any expenses incurred by the Administrator on behalf of the Company payable to Brightwood Loan Services LLC. For the year ended December 31, 2025, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, LGC US Finco, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, Management Health Systems, LLC, NSC Technologies, LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025:

	As of December 31, 2025
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$568,293	$561,494	70.2%
Senior Secured Term Loan	179,267	175,761	22.0%
Delayed Draw Term Loan	38,876	36,902	4.6%
Revolver	17,613	9,111	1.1%
Convertible Promissory Note	70	62	0.0%
Common Units	4,356	8,929	1.1%
Preferred Units	9,250	7,377	0.9%
Warrants	477	464	0.1%
Total	$818,202	$800,100	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	As of December 31, 2024
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$478,387	$479,581	61.8%
Senior Secured Term Loan	240,055	240,610	31.0%
Delayed Draw Term Loan	27,115	27,378	3.5%
Revolver	15,038	14,337	1.8%
Preferred Units	9,000	9,663	1.2%
Common Units	4,255	4,603	0.7%
Warrants	145	17	0.0%
Total	$773,995	$776,189	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2025:

	As of December 31, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	140,552	17.6%
Franchising	84,490	10.5%
Total	$800,100	100.0%

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

As of December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$561,494	$—	$—	$561,494
Senior Secured Term Loan	175,761	—	—	175,761
Delayed Draw Term Loan	36,902	—	—	36,902
Revolver	9,111	—	—	9,111
Convertible Promissory Note	62	—	—	62
Common Units	8,929	—	—	8,929
Preferred Units	7,377	—	—	7,377
Warrants	464	—	—	464
Total Investments	800,100	—	—	800,100
Cash Equivalents	1,374	1,374	—	—
Total Investments and cash equivalents	$801,474	$1,374	$—	$800,100

As of December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$479,581	$—	$—	$479,581
Senior Secured Term Loan	240,610	—	—	240,610
Delayed Draw Term Loan	27,378	—	—	27,378
Revolver	14,337	—	—	14,337
Preferred Units	9,663	—	—	9,663
Common Units	4,603	—	—	4,603
Warrants	17	—	—	17
Total Investments	776,189	—	—	776,189
Cash Equivalents	1,906	1,906	—	—
Total Investments and cash equivalents	$778,095	$1,906	$—	$776,189

The following is a reconciliation for the year ended December 31, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed					Convertible
	Lien Term	Term	Draw		Common	Preferred		Promissory
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of year	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$—	$776,189
Purchases	136,597	18,533	13,101	8,027	100	250	332	70	177,010
Accretion of discount (amortization of premium)	2,757	2,723	329	191	—	—	—	—	6,000
Sales and repayments	(50,716)	(82,620)	(1,719)	(5,217)	—	—	—	—	(140,272)
Unrealized gain (loss)	(7,997)	(4,061)	(2,239)	(7,796)	4,226	(2,536)	115	(8)	(20,296)
Paid in-kind interest	1,088	1,370	52	53	—	—	—	—	2,563
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Realized gain (loss)	184	(794)	—	(484)	—	—	—	—	(1,094)
Fair value at end of year	$561,494	$175,761	$36,902	$9,111	$8,929	$7,377	$464	$62	$800,100
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7,997)	$(4,061)	$(2,239)	$(7,796)	$4,226	$(2,536)	$115	$(8)	$(20,296)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2025.

The following is a reconciliation for the year ended December 31, 2024, of investments for which significant unobservable inputs (Level 3) were used in determining fair value :

	For the Year Ended December 31, 2024
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of year	$323,088	$209,893	$21,072	$3,642	$1,106	$4,000	$145	$562,946
Purchases	191,229	61,447	8,807	18,738	3,005	5,000	—	288,226
Accretion of discount (amortization of premium)	2,402	2,196	273	138	—	—	—	5,009
Sales and repayments	(36,093)	(31,786)	(2,496)	(7,979)	—	—	—	(78,354)
Unrealized gain (loss)	(1,115)	(1,208)	(278)	(276)	492	663	(128)	(1,850)
Paid in-kind interest	70	68	—	74	—	—	—	212
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of year	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$776,189
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,115)	$(1,208)	$(278)	$(276)	$492	$663	$(128)	$(1,850)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the year ended December 31, 2024.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2025, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$719,243	Discounted Cash Flows	Discount Rate	6.80% - 22.20% (10.39%)
	$39,605	Enterprise Value	Revenue Multiple	0.13x - 13.00x (4.52x)
	$14,566	Public Quoted	Broker Quote	N/A
Equity investments	$12,005	Enterprise Value	EBITDA Multiple	2.00x - 13.00x (7.38x)
Warrants	$464	Enterprise Value	EBITDA Multiple	0.13x - 8.50x (7.02x)
Total	$785,883
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

Certain of the Fund’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $14,217 have been excluded from the preceding table.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2024, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$663,262	Discounted Cash Flows	Discount Rate	7.80% - 18.66% (11.14%)
	$6,460	Enterprise Value	Revenue Multiple	1.00x – 1.20x (1.10x)
	$29,021	Public Quoted	Broker Quote	N/A
Equity investments	$9,761	Enterprise Value	EBITDA Multiple	2.25x – 12.50x (8.65x)
Warrants	$17	Enterprise Value	EBITDA Multiple	8.00x – 9.00x (8.50x)
Total	$708,521
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2025 and 2024, the Company’s asset coverage was 197% and 210%, respectively. As of December 31, 2025 and 2024, the Company was in compliance with the terms and covenants of its borrowings.

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

On January 23, 2024, SPV - 1, entered into a second amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank OZK, is $75,000, $50,000 of which was transferred from KeyBank National Association. This increased the total facility amount committed to $250,000.

On February 6, 2024, SPV - 1, entered into a third amendment to credit agreement and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Fifth Third Bank, National Association, is $55,000. The commitment with respect to the existing lender KeyBank National Association increased by $5,000. This increased the total facility amount committed to $310,000.

On February 23, 2024, SPV - 1, entered into an assignment and joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Bank of Hope, is $15,000, $5,000 of which was transferred from KeyBank National Association. The commitment with respect to the new lender, Wilmington Savings Fund Society, FSB, is $10,000. This increased the total facility amount committed to $330,000.

On March 8, 2024, SPV - 1, entered into a joinder agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment with respect to the new lender, Mitsubishi HC Capital America, is $20,000. This increased the total facility amount committed to $350,000.

On August 29, 2024, SPV - 1, entered into a fourth amendment to credit agreement, with the Investment Adviser as the servicer, SPV - 1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) August 27, 2027, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to August 27, 2029.

On December 18, 2025, SPV-1, entered into a fifth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. Commitment Termination Date is updated to the earliest of (a) December 18, 2028, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent). Therefore, the maturity date is extended to December 18, 2030.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $4,130 and $3,855, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2025 and 2024, there was $87,940 and $34,146 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 31, 2025 and 2024, the total outstanding balance under the credit agreement was $262,060 and $315,854, respectively, and this carrying value approximates fair value.

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

On December 10, 2025, SPV-2 entered into a third amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The applicable spread is updated to (i) 2.15%, plus (ii) following the occurrence and during the continuance of an event of default, 2.00%.

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of December 31, 2025 and December 31, 2024, the unamortized deferred financing costs related to the facility was $1,523 and $1,010, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2025 and December 31, 2024, there was $0 and $17,500 undrawn portion on the line of credit provided under this credit facility, respectively. As of December 31, 2025 and December 31, 2024, the total outstanding balance under the credit agreement was $150,000 and $57,500, respectively, and this carrying value approximates fair value.

As of December 31, 2025 and December 31, 2024, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $7,546 and $7,324, respectively.

The following table shows the expenses incurred related to CNB Revolving Credit Facility, and BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the year ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,
	2025	2024	2023
Interest expense on line of credit	$30,102	$27,998	$11,507
Amortization of deferred financing costs	$1,068	$1,160	$571
Weighted average interest rate	7.0%	8.4%	7.8%
Weighted average outstanding balance	$419,646	$324,071	$178,000

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2025 and 2024, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of December 31, 2025:

As of December 31, 2025
Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Revolver	1,541
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delay Draw Term Loan	500
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolver	467
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Delay Draw Term Loan	422
ESN Venture Holdings, LLC	Revolver	722
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delay Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Medical Management Holdings, LLC	Delay Draw Term Loan	908
Medical Management Holdings, LLC	Revolver	1,000
Legacy Restoration LLC	Revolver	266
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Delay Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Palmdale Oil Company, LLC	Delay Draw Term Loan	12,435
Prisma Graphic, LLC	Revolver	517
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	840
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group, LLC	Delay Draw Term Loan	500
W Services Group, LLC	Revolver	500
Total Unfunded Commitments		$31,772

The following table details the Company’s unfunded commitments as of December 31, 2024:

Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$614
BP Loenbro Holdings, Inc.	Delayed Draw Term Loan	1,835
BP Loenbro Holdings, Inc.	Revolver	1,101
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delayed Draw Term Loan	500
CNS Purchaser, LLC	Revolver	383
Contract Datascan, LP	Revolver	507
Elevator Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	968
ESN Venture Holdings, LLC	Revolver	578
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	4,553
Everest AcquisitionCo, LLC	Revolver	3,000
Firebirds Buyer, LLC	Revolver	507
Firebirds Buyer, LLC	Delayed Draw Term Loan	405
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Delayed Draw Term Loan	11,000
Legacy Restoration LLC	Revolver	960
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Revolver	169
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Delayed Draw Term Loan	433
P3 Acquisition Holdings LLC	Revolver	83
Prisma Graphic, LLC	Revolver	1,241
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	525
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	1,000
UFS, LLC	Revolver	867
Veradata Holdings, LLC	Revolver	250
VHL Logistics, Inc.	Revolver	500
Virtual Technologies Group, LLC	Revolver	486
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	411
Total Unfunded Commitments		$39,930

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of December 31, 2025 and December 31, 2024, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/31/2024	12/26/2024	1/14/2025	$0.35
5/27/2025	5/30/2025	6/13/2025	$0.37
8/25/2025	8/28/2025	9/12/2025	$0.32
11/19/2025	11/21/2025	12/5/2025	$0.30
12/26/2025	12/31/2025	1/14/2026	$0.31

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Year ended December 31,
	2025		2024		2023
Net increase (decrease) in net assets resulting from operations	$33,831		$49,853		$28,924
Weighted average shares of common stock outstanding—basic and diluted	40,265,365	(1)	37,435,809	(2)	22,812,415	(3)
Net increase (decrease) in net assets resulting from operations per share	$0.84		$1.33		$1.27
(1)	The weighted average shares outstanding for the year ended December 31, 2025, are based on the average of outstanding shares as of December 31, 2024, March 31, 2025, June 30, 2025, September 31, 2025 and December 31, 2025.
(2)	The weighted average shares outstanding for the year ended December 31, 2024, are based on the average of outstanding shares as of December 31, 2023, March 31, 2024, June 30, 2024, September 31, 2024 and December 31, 2024.
(3)	The weighted average shares outstanding for the year ended December 31, 2023, are based on the average of outstanding shares as of December 31, 2022, March 31, 2023, June 30, 2023, September 31, 2023 and December 31, 2023.

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

The tax character of distributions for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Distributions paid from:
Ordinary income (loss)	$55,270	$51,703	$26,023
Deferred (accrued) income	(2,817)	(3,468)	813
Total distributions paid	$52,453	$48,235	$26,836

The components of accumulated earnings (losses) on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$5,737	$2,920	$(521)
Net unrealized investment appreciation (depreciation)	(18,102)	2,194	4,044
Total accumulated earnings	$(12,365)	$5,114	$3,523

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2025, 2024 and 2023 were as follows:

	As of December 31,
	2025	2024	2023
Tax cost of investments	$818,202	$773,995	$558,902
Gross unrealized appreciation	$11,249	$9,916	$7,174
Gross unrealized depreciation	(29,351)	(7,722)	(3,130)
Net unrealized investment appreciation (depreciation)	$(18,102)	$2,194	$4,044

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31,
	2025	2024	2023
Net increase in net assets resulting from operations	$33,831	$49,853	$28,924
Net change in unrealized (appreciation) depreciation on investments	20,296	1,850	(2,901)
Net realized (gain) loss on investments	1,094	—	—
Permanent book income and tax income differences	—	—	—
Temporary book income and tax income differences	49	(26)	(26)
Taxable income	$55,270	$51,677	$25,997

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2025, 2024, 2023, and 2022:

	For the Year ended December 31,
	2025	2024	2023	2022(7)
Per share data: (1)
Net asset value at beginning of year	$10.33	$10.22	$10.07	$10.00
Results of operations (2)
Net investment income	1.37	1.38	1.14	0.09
Net realized gain (loss)	(0.03)	—	—	—
Net change in unrealized appreciation (depreciation)	(0.50)	(0.05)	0.13	0.09
Net increase (decrease) in net assets resulting from operations (2)	$0.84	$1.33	$1.27	$0.18
Stockholder distributions from income	(1.30)	(1.24)	(1.01)	(0.08)
Issuance of common shares (3)	—	0.01	(0.10)	(0.02)
Reinvestment of stockholder distributions	0.00	0.01	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.02	(0.11)	(0.03)
Net asset value at end of year	$9.87	$10.33	$10.22	$10.07
Shares outstanding at end of year	40,642,890	39,872,149	31,627,942	15,150,000
Total return (4)	11.68%	13.35%	11.59%	1.50%
Ratio/Supplemental data:
Net assets at end of year	$401,198	$411,749	$323,377	$152,494
Ratio of net investment income to average net assets (5)	13.31%	12.64%	10.16%	0.90%
Ratio of net expenses to average net assets (5)	10.10%	9.52%	7.37%	2.13%
Portfolio turnover	17.05%	10.77%	7.74%	3.43%
Asset coverage ratio (6)	197%	210%	228%	252%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher/lower than the net asset value per share results in an increase/(decrease) in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(5)	Weighted average net assets are used for this calculation.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the period from September 26, 2022 (Commencement of Operations) through December 31, 2022.

12.Share Transactions

The following tables summarize the total shares issued for the years ended December 31, 2025, 2024 and 2023:

	For Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	39,872,149	$407,049	31,627,942	$320,295	15,150,000	$151,500
Issuance of common shares	—	—	4,809,524	50,500	14,812,548	151,500
Reinvestments of stockholder distributions	770,741	8,071	3,434,683	36,254	1,665,394	17,295
Balance at end of year	40,642,890	$415,120	39,872,149	$407,049	31,627,942	$320,295

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

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required in the consolidated financial statements as of December 31, 2025 and for the year December 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGREMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

The following documents are set forth in Item 8 of Part II:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page 70 of this annual report on Form 10-K.
2.	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this annual report on Form 10-K.
3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities*
10.1	Investment Advisory Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.2	Administration Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.3	Sub-Administration Agreement by and among the Company, Brightwood Capital Advisors, LLC and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (1)
10.4	Form of Indemnification Agreement (1)
10.5	Custody Agreement between the Company and U.S. Bank National Association, as custodian (1)
10.6	Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (1)
10.7	Trademark License Agreement between the Company and Brightwood Capital Advisors, LLC (1)
10.8	Revolving Credit Agreement between the Company, as the initial borrower, and City National Bank as the Administrative Agent, sole lead arranger and initial lender (2)
10.9

Credit Agreement, dated as of March 30, 2023, by and among BCCI SPV-1, LLC, Brightwood Capital Advisors, LLC, as servicer, the financial institutions from time to time party thereto, as lenders, KeyBank National Association, as administrative agent and syndication agent, U.S. Bank National Association, as collateral custodian and U.S. Bank Trust Company, National Association, as paying agent (3)

10.10

Loan and Servicing Agreement, dated as of October 11, 2024, among BCCI SPV-2. LLC, as Borrower, Brightwood SPV Advisors, LLC, as Collateral Manager, each of the lenders from time to time party thereto, Webster Bank, N.A., as the Collateral Agent, Administrative Agent and Sole Lead Arranger, U.S. Bank National Association, as the Document Custodian and U.S. Bank Trust Company, National Association, as Custodian. (5)

10.11

First Amendment to the Loan and Servicing Agreement, dated as of March 10, 2025, by and among BCCI SPV-2, LLC, as Borrower, Brightwood SPV Advisers, LLC, as Collateral Manager, Webster Bank, N.A., as Swing Lender, Webster Bank, N.A., as Agent and each of the other lenders party thereto. (4)

10.12

Second Amendment to the Loan and Servicing Agreement, dated as of March 28, 2025, by and among BCCI SPV-2, LLC, as borrower, Brightwood SPV Advisors, LLC, as collateral manager, each of the lenders from time to time party thereto, Webster Bank, N.A., as collateral agent, administrative agent and sole lead arranger, U.S National Bank Association, as document custodian, U.S. Bank Trust Company, National Association, as custodian. (6)

10.13

Third Amendment to the Loan and Servicing Agreement, dated as of December 10, 2025, among BCCI SPV-2, LLC, as borrower, Brightwood SPV Advisors, LLC, as collateral manager, each of the lenders from time to time party thereto, Webster Bank, N.A., as collateral agent, administrative agent and sole lead arranger, U.S. National Bank Association, as document custodian, U.S. Bank Trust Company, National Association, as custodian. (7)

10.14

Fifth Amendment to the Credit Agreement, dated as of December 18, 2025, among BCCI SPV-1, LLC, as borrower, Brightwood Capital Advisors, LLC, as servicer, each of the lenders from time to time party thereto, KeyBank National Association, as administrative agent and syndication agent, U.S. National Bank Association, as collateral custodian, U.S. Bank Trust Company, National Association, as paying agent. (8)

14.1	Code of Ethics*
19.1	Insider Trading Policy (9)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form 10 (File No. 000-56452) filed with the SEC on July 29, 2022.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2022.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2023.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2025.
(5)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2025.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 3, 2025.
(7)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2025.
(8)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2025.
(9)	Incorporated by reference to Exhibit 14.1 hereto.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTWOOD CAPITAL CORPORATION I

Date: March 30, 2026	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: March 30, 2026	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the registrant and in the following capacities on March 30, 2026.

/s/ Sengal Selassie
Sengal Selassie
Chairman of the Board and Chief
Executive Officer

/s/ Carol Moody
Carol Moody
Director and Chair of the Audit Committee

/s/ Peter Dancy
Peter Dancy
Director and Chair of the Nominating and
Corporate Governance Committee

/s/ Cynthia Fryer Steer
Cynthia Fryer Steer
Director and Chair of the Valuation Committee