Form 10-Q
period 2026-03-31
Brightwood Capital Corp I
filed 2026-05-12
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026 the registrant had 40,829,270 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $842,646 and $818,202, respectively)	$826,240	$800,100
Cash and cash equivalents	40,976	23,070
Interest and paydown receivable	8,721	7,664
Deferred financing costs	5,369	5,653
Total assets	$881,306	$836,487
Liabilities
Line of credit payable	$450,560	$412,060
Interest payable on line of credit	5,944	7,546
Due to affiliates	155	171
Management fees payable (See Note 3)	1,718	1,738
Distributions payable	—	12,599
Directors’ fees payable (See Note 3)	105	210
Accounts payable and accrued expenses	1,115	965
Total liabilities	459,597	435,289
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 40,829,270 and 40,642,890 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$408	$406
Paid-in-capital in excess of par value	416,527	414,639
Total distributable earnings (loss)	4,774	(13,847)
Total net assets	421,709	401,198
Total liabilities and net assets	$881,306	$836,487
Net asset value per share (See Note 9)	$10.33	$9.87

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$20,287	$22,780
Payment-in-kind (“PIK”) interest income	1,236	—
Other income	469	250
Dividend income	785	—
Total investment income	22,777	23,030
Expenses:
Interest expense on line of credit	$6,007	$7,202
Management fees	1,718	1,654
Other general and administrative expenses	303	276
Amortization of deferred financing costs	284	251
Professional fees	238	214
Overhead expenses	155	199
Administration fees	144	142
Directors’ fees	75	75
Custody fees	48	35
Total expenses	8,972	10,048
Net investment income (loss), before taxes	13,805	12,982
Income tax expense, including excise tax	82	1
Net investment income (loss), after taxes	13,723	12,981
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate company investments	$3,202	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	1,696	(863)
Total net realized and unrealized gain (loss) on investments	4,898	(863)
Net increase (decrease) in net assets resulting from operations	$18,621	$12,118
Per share data:
Net investment income (loss) per share	$0.34	$0.32
Net increase (decrease) in net assets resulting from operations per share	$0.46	$0.30
Weighted average common shares outstanding	40,736,080	39,970,889

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,723	$12,981
Net realized gain (loss) on investments	3,202	—
Net change in unrealized appreciation (depreciation) on investments	1,696	(863)
Net increase in net assets resulting from operations	18,621	12,118
Capital share transactions:
Reinvestments of stockholder distributions	1,890	2,094
Net increase in net assets resulting from capital share transactions	1,890	2,094
Total increase (decrease) in net assets	20,511	14,212
Net assets, at beginning of period	401,198	411,749
Net assets, at end of period	$421,709	$425,961

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,621	$12,118
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(64,092)	(38,957)
Proceeds from principal repayments of investments and sales of investments and paydowns	45,480	14,733
Amortization of premium/accretion of discount, net	(1,394)	(1,282)
Interest income paid in kind	(1,236)	—
Net realized (gain) loss on investments	(3,202)	—
Net change in unrealized (appreciation) depreciation on investments	(1,696)	863
Amortization of deferred financing costs	284	251
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(1,057)	(1,279)
Increase (decrease) in payable to affiliates	(16)	(145)
Increase (decrease) in interest payable on line of credit	(1,603)	(153)
Increase (decrease) in management fees payable	(20)	63
Increase (decrease) in directors’ fees payable	(105)	(105)
Increase (decrease) in accounts payable and accrued expenses	151	128
Net cash provided by (used in) operating activities	(9,885)	(13,765)
Cash flows from financing activities:
Shareholder distributions	(10,709)	(11,862)
Proceeds from line of credit payable	75,000	35,285
Repayments on line of credit payable	(36,500)	—
Deferred financing costs paid	—	(785)
Net cash provided by (used in) financing activities	27,791	22,638
Net increase (decrease) in cash and cash equivalents	17,906	8,873
Cash and cash equivalents, beginning of period	23,070	21,391
Cash and cash equivalents, end of period	$40,976	$30,264
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$7,609	$7,354
Cash paid during the period for income taxes, including excise tax	$185	$75
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$1,890	$2,094

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2026

(dollars in thousands)

			Spread Above
			Reference			Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Rate (4)			Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments

Debt Investments
Business Services
12 Interactive, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.75%	9.46%		9/5/2030	7,444	$7,411	$7,444	1.8%
12 Interactive, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	5.75%	9.46%		9/5/2030	2,488	2,482	2,488	0.6%
AHF Parent Holding, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%	10.21%		2/1/2028	8,875	8,717	8,476	2.0%
Athlete Buyer, LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.80%		4/26/2029	6,808	6,720	6,062	1.4%
Athlete Buyer, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	6.00%	9.80%		4/26/2029	15,922	15,704	14,179	3.4%
Athlete Buyer, LLC	(6)	Revolver	3M	S +	6.00%	9.80%		4/26/2029	1,010	989	829	0.2%
Creative Foam Corporation	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	7.00%	10.40% -10.65%		6/27/2029	5,814	5,747	5,814	1.4%
Creative Foam Corporation	(6) (9) (10)	Revolver	3M	S +	7.00%	7.00%		6/27/2029	—	(12)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.85%		8/25/2028	21,450	21,218	21,450	5.1%
Elevator Intermediate Holdings, Inc.	(6) (9) (10)	Revolver	3M	S +	6.00%	6.00%		8/25/2028	—	(10)	—	0.0%
GPI Acquisition Co., Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.55%		3/30/2029	20,581	20,364	20,581	4.9%
GPI Acquisition Co., Inc.	(6) (9) (10)	Revolver	3M	S +	5.75%	5.75%		3/30/2029	—	(6)	—	0.0%
I Love Produce, LLC	(7)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.81%		3/24/2031	10,000	9,801	9,801	2.3%
I Love Produce, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	6.00%	6.00%		3/24/2031	—	(10)	(10)	0.0%
I Love Produce, LLC		Revolver	3M	S +	6.00%	9.81%		3/24/2031	56	46	46	0.0%
KKSP Precision Machining LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	7.00%	10.66%		6/23/2027	4,950	4,924	4,686	1.1%
Legacy Restoration LLC	(6) (11)	Senior Secured Term Loan	3M	S +	6.25%	9.95	% PIK	1/5/2029	2,805	2,805	2,805	0.7%
Legacy Restoration LLC	(6) (11)	Revolver	3M	S +	6.25%	9.95	% PIK	1/5/2029	573	573	573	0.1%
Max US Bidco Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.00%	8.70%		10/2/2030	7,350	7,028	6,027	1.4%
Obra Capital, Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	7.36%	11.04%		6/21/2029	9,875	9,684	9,875	2.3%
Obra Capital, Inc.	(6) (9) (10)	Revolver	1M	S +	7.36%	7.36%		12/21/2028	—	(9)	—	0.0%
Prisma Graphic, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%	10.03%		7/29/2027	22,309	22,126	22,309	5.3%
Prisma Graphic, LLC	(6)	Revolver	1M	S +	6.25%	10.03%		7/29/2027	724	712	724	0.2%
TouchFuse, LLC	(6) (7)	Senior Secured Term Loan	6M	S +	5.00%	8.62%		11/23/2029	20,301	20,024	20,301	4.8%
TouchFuse, LLC	(6) (9) (10)	Revolver	6M	S +	5.00%	5.00%		11/23/2029	—	(14)	—	0.0%
Trulite Holding Corp.	(6) (8)	Senior Secured Term Loan	3M	S +	6.00%	9.66%		3/1/2030	4,750	4,688	4,703	1.1%
W Services Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.25%	8.95%		9/24/2029	13,488	13,350	13,488	3.2%
W Services Group, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	5.25%	5.25%		9/24/2029	—	(3)	—	0.0%
W Services Group, LLC	(6) (9) (10)	Revolver	3M	S +	5.25%	5.25%		9/24/2029	—	(7)	—	0.0%
Total Business Services										185,042	182,651	43.3%

Franchising
Brightstar Group Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	6M	S +	4.75%	8.38%		3/1/2032	9,900	9,857	9,900	2.3%
CDM Fitness Holdings, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	6.25%	10.07%		6/17/2026	24,628	24,590	24,627	5.8%
ESN Venture Holdings, LLC	(6) (8) (11)	Senior Secured First Lien Term Loan	3M	S +	2.88%	6.57	% (3.38% PIK)	10/5/2029	13,556	13,387	13,556	3.2%
ESN Venture Holdings, LLC	(6) (8) (11)	Delayed Draw Term Loan	3M	S +	2.88%	6.57	% -6.59% PIK	10/5/2029	5,375	5,375	5,375	1.3%
ESN Venture Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	2.88%	2.88%		10/5/2029	—	(6)	—	0.0%
John C. Cassidy Air Conditioning, Inc.	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%	9.77%		12/23/2026	4,934	4,928	4,934	1.2%
Tavern Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	5.25%	8.84%		1/10/2030	9,925	9,812	9,925	2.4%
Total Franchising										67,943	68,317	16.2%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

March 31, 2026

(dollars in thousands)

			Spread Above
			Reference			Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)			Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%	9.19%		12/30/2029	14,813	$14,663	$14,813	3.5%
CNS Purchaser, LLC	(6)	Delayed Draw Term Loan	3M	S +	5.50%	9.19%		12/30/2029	500	497	500	0.1%
CNS Purchaser, LLC	(6) (9) (10)	Revolver	3M	S +	5.50%	5.50%		12/30/2029	—	(6)	—	0.0%
Everest AcquisitionCo, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%	9.67%		12/13/2028	4,888	4,821	4,888	1.2%
Everest AcquisitionCo, LLC	(6) (7) (8)	Delayed Draw Term Loan	1M	S +	6.00%	9.67%		12/13/2028	7,132	7,069	7,132	1.7%
Everest AcquisitionCo, LLC	(6)	Revolver	3M	S +	6.00%	9.67%		12/13/2028	400	359	400	0.1%
Honor HN Buyer, Inc		Senior Secured Term Loan	3M	S +	5.75%	9.60%		10/15/2027	2,034	2,034	2,034	0.5%
Honor HN Buyer, Inc		Delayed Draw Term Loan	3M	S +	5.75%	9.60%		10/15/2027	2,718	2,718	2,718	0.6%
Honor HN Buyer, Inc		Revolver		P +	4.75%	11.50%		10/15/2027	30	30	30	0.0%
Management Health Systems, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%	9.92%		12/31/2027	22,331	22,108	22,331	5.3%
Medical Management Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.50%	10.16%		8/1/2030	10,716	10,591	10,716	2.5%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%	10.16%		8/1/2030	112	103	112	0.0%
Medical Management Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	6.50%	6.50%		8/1/2030	—	(17)	—	0.0%
OPCO Borrower LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.66%		4/26/2029	23,025	23,025	23,025	5.5%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	1M	S +	7.00%	10.77%		11/13/2029	13,163	12,954	12,274	2.9%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	1M	S +	7.00%	10.78%		11/13/2029	128	126	120	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	1M	S +	7.00%	10.77%		11/13/2029	458	450	425	0.1%
P3 Acquisition Holdings LLC	(6)	Convertible Promissory Note			—	—		5/15/2030	70	70	32	0.0%
Sandlot Buyer, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%	10.02%		9/19/2028	22,094	21,773	21,093	5.0%
Shiftkey, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.71	% (0.50% PIK)	6/21/2027	9,192	9,168	8,780	2.1%
The Smilist DSO, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.70%		4/4/2029	6,498	6,440	6,498	1.5%
The Smilist DSO, LLC	(6) (8)	Delayed Draw Term Loan	3M	S +	6.00%	9.70%		4/4/2029	2,155	2,135	2,155	0.5%
The Smilist DSO, LLC	(6) (9) (10)	Revolver	3M	S +	6.00%	6.00%		4/4/2029	—	(4)	—	0.0%
YNWA Finco LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	8.60%	7.53%		8/18/2027	9,631	9,631	6,968	1.7%
Zavation Medical Products, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.52%		6/30/2028	12,905	12,800	12,905	3.1%
Zavation Medical Products, LLC	(6)	Revolver	3M	S +	5.75%	9.45%		6/30/2028	216	212	216	0.1%
Total Healthcare										163,750	160,165	38.0%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan	3M	S +	4.25%	8.00%		12/4/2028	4,156	4,143	4,156	1.0%
Cartridge Technologies, LLC	(6)(8)	Senior Secured Term Loan	1M	S +	7.00%	10.68%		10/6/2028	21,909	21,689	21,909	5.2%
Cartridge Technologies, LLC	(6)(9)(10)	Revolver	1M	S +	7.00%	7.00%		10/6/2028	—	(5)	—	0.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%	10.45%		11/25/2027	4,027	3,988	4,027	1.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%	10.71%		11/25/2027	7,283	7,229	3,557	0.8%
Essence Communications Inc.	(6) (11)	Delayed Draw Term Loan	3M	S +	6.75%	10.71%		11/25/2027	1,510	1,490	1,510	0.4%
Essence Communications Inc.	(6) (11)	Revolver	3M	S +	8.75%	12.71%		11/25/2027	9,885	9,819	4,769	1.1%
Excite Parent, Inc.	(6)(8)	Senior Secured First Lien Term Loan	3M	S +	4.00%	7.70%		10/31/2030	4,875	4,837	4,875	1.2%
IMS Technology Services, LLC	(6)(8)	Senior Secured First Lien Term Loan	3M	S +	5.50%	9.20%		11/22/2029	9,875	9,766	9,875	2.3%
IMS Technology Services, LLC	(6)(9)(10)	Revolver	3M	S +	5.50%	5.50%		11/22/2029	—	(5)	—	0.0%
MAPS Buyer, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.52%		2/18/2031	21,154	20,914	21,154	5.0%
MAPS Buyer, Inc.	(6)(9)(10)	Delayed Draw Term Loan	3M	S +	5.75%	5.75%		2/18/2031	—	(4)	—	0.0%
MAPS Buyer, Inc.	(6)(9)(10)	Revolver	3M	S +	5.75%	5.75%		2/18/2031	—	(9)	—	0.0%
North Acquisition LLC	(6)(7)	Senior Secured First Lien Term Loan	1M	S +	6.75%	10.52%		7/27/2027	20,226	20,137	18,988	4.5%
Proficium Purchaser, LLC	(6)(7)	Senior Secured Term Loan	6M	S +	6.25%	10.09%		3/27/2029	18,865	18,724	18,865	4.5%
Proficium Purchaser, LLC	(6)(9)(10)	Revolver	3M	S +	6.25%	6.25%		3/27/2029	—	(6)	—	0.0%
The Teaching Company, LLC	(7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%	9.14%		2/11/2031	15,000	14,781	14,781	3.5%
Veradata Holdings, LLC	(6)	Senior Secured First Lien Term Loan	1M	S +	6.00%	9.68%		11/1/2028	23,474	23,256	23,474	5.6%
Veradata Holdings, LLC	(6)(7)	Delayed Draw Term Loan	1M	S +	6.00%	9.67%		11/1/2028	727	720	727	0.2%
Veradata Holdings, LLC	(6)(9)(10)	Revolver	1M	S +	6.00%	6.00%		11/1/2028	—	(2)	—	0.0%
Virtual Technologies Group, LLC	(6)	Senior Secured First Lien Term Loan	1M	S +	7.50%	11.17%		4/23/2029	7,328	7,216	7,328	1.7%
Virtual Technologies Group, LLC	(6)	Revolver	3M	S +	7.50%	11.15% - 11.17%		4/23/2029	622	616	622	0.1%
Total Technology &Telecommunications										169,294	160,617	38.1%

Transportation & Logistics
Auto Transport Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	1M	S +	7.25%	10.92%		11/4/2029	4,833	$4,789	$4,833	1.1%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	3M	S +	6.75%	10.60%		10/7/2026	14,239	14,144	14,239	3.4%
Contract Datascan, LP	(6)(7)(11)	Senior Secured First Lien Term Loan	3M	S +	4.00%	7.77	% PIK	11/3/2028	24,509	24,098	23,073	5.5%
Contract Datascan, LP	(6)	Revolver	3M	S +	4.00%	7.67% - 7.77%		11/3/2028	800	786	741	0.2%
CSG Buyer, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	6.25%	9.92%		7/29/2029	24,563	24,223	24,563	5.8%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	6.50%	10.16%		6/28/2029	22,255	22,164	22,255	5.2%
LGC US Finco, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	7.00%	10.91%		8/14/2030	14,813	14,548	14,813	3.5%
MB Precision Investment Holdings LLC	(6)	Senior Secured First Lien Term Loan	3M	S +	8.00%	12.26%		10/1/2028	7,438	7,292	6,695	1.6%
MB Precision Investment Holdings LLC	(6) (10)	Delayed Draw Term Loan	3M	S +	10.00%	14.10% - 14.26%		10/1/2028				0.0%
MB Precision Investment Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	10.00%	14.10% - 14.26%		10/1/2028	1,986	1,956	1,787	0.4%
MB Precision Investment Holdings LLC	(6)	Revolver	3M	S +	8.00%/P+7.00%	12.26% - 13.75%		10/1/2028	1,022	1,010	920	0.2%
NSC Technologies, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	3M	S +	6.25%	9.95%		8/27/2030	18,905	18,572	18,905	4.5%
Palmdale Oil Company, LLC	(6)	Senior Secured Term Loan	3M	S +	4.75%	8.45%		12/12/2031	9,541	9,496	9,541	2.3%
Palmdale Oil Company, LLC	(6)	Delayed Draw Term Loan	1M	S +	4.75%	8.45%		12/12/2031	2,870	2,870	2,870	0.7%
SLI Golden Bridge Holdco, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	6.00%	9.67%		1/10/2030	9,875	9,726	9,875	2.2%
Subsea Global Solutions, LLC	(6)(11)	Senior Secured Term Loan	6M	S +	7.00%	10.60	% PIK	3/29/2029	23,202	22,884	21,578	5.1%
Subsea Global Solutions, LLC	(6)(11)	Revolver	6M	S +	7.75%/P+6.75%	9.85% - 13.50	% PIK	3/29/2029	1,053	1,039	977	0.2%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	3M	S +	6.25%	10.18%		7/26/2028	22,003	21,987	22,003	5.2%
VHL Logistics, Inc.	(6)(8)	Senior Secured First Lien Term Loan	6M	S +	5.50%	9.24% - 9.39%		12/13/2029	25,000	24,731	25,000	5.9%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	1M	S +	6.25%	9.92%		12/19/2030	16,547	16,200	16,547	3.9%
Total Transportation & Logistics										242,515	241,215	56.9%

Total Debt Investments										828,544	812,965	192.5%

Equity Investment

Business Services
Legacy Restoration LLC	(6) (12)	Class A Preferred Units							554,000	—	—	0.0%
										—	—	0.0%

Healthcare
Derm Holdings LLC	(6)	Class A Preferred Units							527,145	3,500	4,009	1.0%
P3 Acquisition Holdings LLC	(6) (12)	Series A Preferred Equity							74,513	500	—	0.0%
Zavation Medical Products, LLC	(6) (12)	Class A Membership Units							8,585	1,069	511	0.1%
										5,069	4,520	1.1%
Technology & Telecommunications
MAPS Buyer, Inc.	(6)	Common Units							505	505	2,219	0.5%
Proficium Purchaser, LLC	(6)	Common Units							1,000,000	1,000	1,600	0.4%
Veradata Holdings, LLC	(6)	Class A Units							250	250	457	0.1%
Virtual Technologies Group, LLC	(6) (12)	Series B Preferred Units							1,050,922	1,051	1,082	0.3%
Virtual Technologies Group, LLC	(6) (12)	Series A Preferred Units							1,000,000	1,000	1,000	0.2%
Virtual Technologies Group, LLC	(6) (12)	Special Incentive Units							138,408	—	—	0.0%
										3,806	6,358	1.5%
Transportation & Logistics
Coregistics TopCo LLC	(6)	Class A Units							500,000	$500	$482	0.0%
CSG Parent, LLC	(6) (12)	Class A Preferred Equity							250	250	271	0.1%
Detroit Quality Staffing, LLC	(6) (12)	Preferred Equity							500,000	500	600	0.1%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

March 31, 2026

(dollars in thousands)

MB Precision Investment Holdings LLC	(6) (12)	Class E Preferred Units			3,500,000	3,500	648	0.2%
						4,750	2,001	0.4%

Total Equity Investment						13,625	12,879	3.0%

Warrants

Technology & Telecommunications
Essence Communications Inc.	(6) (11) (12)	Warrant		6/16/2030	36	—	—	0.0%
Virtual Technologies Group, LLC	(6) (12)	Warrant		12/31/2031	117,456	—	—	0.0%
						—	—	0.0%

Transportation & Logistics
Contract Datascan, LP	(6) (12)	Series A Preferred Warrant		11/3/2033	51	15	55	0.0%
Contract Datascan, LP	(6) (12)	Common Stock Warrant		11/3/2033	441	130	—	0.0%
CSG Parent, LLC	(6) (12)	Warrant		7/23/2035	30	—	55	0.0%
MB Precision Investment Holdings	(6) (12)	Warrant		10/1/2028	3,500,000	—	—	0.0%
Mobile Investors, LLC	(6) (12)	Class A Units Warrant		12/19/2030	330	332	286	0.1%
						477	396	0.1%

Total Warrants						477	396	0.1%

Total Investments						$842,646	$826,240	195.6%

Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund	3.58%			13,415	13,415	3.2%
Total Cash Equivalents						$13,415	$13,415	3.2%

Total Investments and cash equivalents						$856,061	$839,655	198.8%

Liabilities in Excess of Other Assets							(417,946)	-98.8%

Net Assets							$421,709	100.0%
(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. Certain investments are subject to an interest rate floor or cap. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at March 31, 2026. As of March 31, 2026, the P was 6.75%. As of March 31, 2026, the effective rates for 1M S and 3M S are 3.66%, and 3.68%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is the actual interest rate range in effect as of March 31, 2026. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $421,709 as of March 31, 2026.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(dollars in thousands)

			Spread Above
			Reference			Interest				Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)			Rate (4)				Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
12 Interactive, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%			9.42%		9/5/2030	7,463	$7,428	$7,428	1.9%
12 Interactive, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	5.75%			9.42%		9/5/2030	2,494	2,488	2,488	0.6%
AHF Parent Holding, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.18%		2/1/2028	9,000	8,818	8,505	2.1%
Athlete Buyer, LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.77%		4/26/2029	6,825	6,731	5,890	1.5%
Athlete Buyer, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	6.00%			9.77%		4/26/2029	15,963	15,727	13,776	3.4%
Athlete Buyer, LLC	(6)	Revolver	3M	S +	6.00%			9.77%		4/26/2029	1,010	987	783	0.2%
Creative Foam Corporation	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.75%	10.44	%-	10.69%		6/27/2029	5,814	5,742	5,814	1.4%
Creative Foam Corporation	(6) (9) (10)	Revolver	3M	S +	6.75%			6.75%		6/27/2029	—	(12)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.82%		8/25/2028	21,505	21,249	21,505	5.4%
Elevator Intermediate Holdings, Inc.	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		8/25/2028	—	(11)	—	0.0%
GPI Acquisition Co., Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%			9.67%		3/30/2029	20,638	20,403	20,638	5.1%
GPI Acquisition Co., Inc.	(6) (9) (10)	Revolver	3M	S +	5.75%			5.75%		3/30/2029	—	(6)	—	0.0%
KKSP Precision Machining LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	7.00%			10.99%		6/23/2027	4,825	4,794	4,755	1.2%
Legacy Restoration LLC	(6) (11)	Senior Secured Term Loan	3M	S +	6.25%			9.92	% PIK	1/5/2029	2,737	2,737	2,737	0.7%
Legacy Restoration LLC	(6) (11)	Revolver	3M	S +	6.25%			9.92	% PIK	1/5/2029	416	416	416	0.1%
Max US Bidco Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.00%			8.67%		10/2/2030	7,369	7,029	6,061	1.5%
Obra Capital, Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	7.36%			11.09%		6/21/2029	9,900	9,694	9,737	2.4%
Obra Capital, Inc.	(6) (9) (10)	Revolver	1M	S +	7.36%			7.36%		12/21/2028	—	(10)	(8)	0.0%
Prisma Graphic, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%			10.08%		7/29/2027	22,366	22,149	22,366	5.6%
Prisma Graphic, LLC	(6)	Revolver	1M	S +	6.25%			10.08%		7/29/2027	724	710	724	0.2%
TouchFuse, LLC	(6) (7)	Senior Secured Term Loan	6M	S +	5.00%			9.04%		11/23/2029	20,353	20,056	20,353	5.1%
TouchFuse, LLC	(6)	Revolver	3M	S +	5.00%			9.00%		11/23/2029	160	145	160	0.0%
Trulite Holding Corp.	(6) (8)	Senior Secured Term Loan	3M	S +	6.00%			9.98%		3/1/2030	4,781	4,715	4,781	1.2%
W Services Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.25%			8.92%		9/24/2029	13,522	13,375	13,522	3.4%
W Services Group, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	5.25%			5.25%		9/24/2029	—	(4)	—	0.0%
W Services Group, LLC	(6) (9) (10)	Revolver	3M	S +	5.25%			5.25%		9/24/2029	—	(7)	—	0.0%
Total Business Services												175,343	172,431	43.0%

Franchising
Brightstar Group Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	6M	S +	4.75%			8.48%		3/1/2032	9,925	9,880	9,925	2.5%
CDM Fitness Holdings, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.07%		6/17/2026	24,628	24,547	24,517	6.1%
ESN Venture Holdings, LLC	(6) (8) (11)	Senior Secured First Lien Term Loan	3M	S +	2.88%	6.55%		(3.38% PIK)		10/5/2029	13,477	13,296	13,477	3.4%
ESN Venture Holdings, LLC	(6) (8) (11)	Delayed Draw Term Loan	3M	S +	2.88%			6.55	% PIK	10/5/2029	5,260	5,260	5,260	1.3%
ESN Venture Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	2.88%			2.88%		10/5/2029	—	(7)	—	0.0%
John C. Cassidy Air Conditioning, Inc.	(6) (7)	Senior Secured Term Loan	3M	S +	6.00%			10.08%		12/23/2026	4,947	4,938	4,921	1.2%
Tavern Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	5.25%			9.46%		1/10/2030	9,950	9,829	9,950	2.5%
Team Car Care, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	4.50%	8.37	%-	8.54%		6/28/2027	8,064	8,047	8,064	2.0%
Total Franchising												75,790	76,114	19.0%

Healthcare
CNS Purchaser, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.00%			8.67%		12/30/2029	14,850	$14,671	$14,850	3.7%
CNS Purchaser, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	5.00%			5.00%		12/30/2029	—	(3)	—	0.0%
CNS Purchaser, LLC	(6) (9) (10)	Revolver	3M	S +	5.00%			5.00%		12/30/2029	—	(6)	—	0.0%
Everest AcquisitionCo, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%			9.72%		12/13/2028	4,900	4,828	4,900	1.2%
Everest AcquisitionCo, LLC	(6) (7) (8)	Delayed Draw Term Loan	1M	S +	6.00%			9.72%		12/13/2028	7,150	7,081	7,150	1.8%
Everest AcquisitionCo, LLC	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		12/13/2028	—	(44)	—	0.0%
Management Health Systems, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%			9.97%		12/31/2027	22,388	22,132	22,388	5.6%
Medical Management Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.50%			10.35%		8/1/2030	10,743	10,610	10,743	2.7%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%			10.37%		8/1/2030	92	82	92	0.0%
Medical Management Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	6.50%			6.50%		8/1/2030	—	(18)	—	0.0%
OPCO Borrower LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.23%		4/26/2029	23,025	23,025	23,025	5.7%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	3M	S +	7.00%			11.10%		11/13/2029	13,196	12,973	12,338	3.1%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	7.00%			11.13%		11/13/2029	129	126	120	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	3M	S +	7.00%	10.83	%-	11.13%		11/13/2029	458	450	426	0.1%
P3 Acquisition Holdings LLC	(6) (12)	Convertible Promissory Note			—			—		5/15/2030	70	70	62	0.0%
Sandlot Buyer, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%			10.25%		9/19/2028	22,188	21,833	21,571	5.4%
Shiftkey, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.68%		(0.50% PIK)		6/21/2027	9,205	9,177	8,817	2.2%
The Smilist DSO, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%			9.67%		4/4/2029	6,515	6,451	6,515	1.6%
The Smilist DSO, LLC	(6) (8)	Delayed Draw Term Loan	3M	S +	6.00%			9.67%		4/4/2029	2,161	2,139	2,161	0.5%
The Smilist DSO, LLC	(6) (9) (10)	Revolver	3M	S +	6.00%			6.00%		4/4/2029	—	(4)	—	0.0%
YNWA Finco LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	8.60%			7.53	% PIK	8/18/2027	9,693	9,693	6,785	1.7%
Zavation Medical Products, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.71	%-	9.73%		6/30/2028	12,938	12,821	12,647	3.2%
Zavation Medical Products, LLC	(6)	Revolver	3M	S +	5.75%	9.52	%-	9.73%		6/30/2028	866	861	846	0.2%
Total Healthcare												158,948	155,436	38.7%

Technology & Telecommunications
Adswerve, Inc.	(6) (8)	Senior Secured Term Loan	1M	S +	4.25%			8.18%		12/4/2028	4,179	4,164	4,179	1.0%
BP Loenbro Holdings, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.75	%-	9.83%		2/1/2029	19,319	19,132	19,319	4.8%
BP Loenbro Holdings, Inc.	(6) (7)	Delayed Draw Term Loan	3M	S +	5.75%			9.84%		2/1/2029	1,827	1,805	1,827	0.5%
BP Loenbro Holdings, Inc.	(6)	Revolver	1M	S +	5.75%	9.72	%-	9.77%		2/1/2029	1,211	1,175	1,211	0.3%
Cartridge Technologies, LLC	(6) (8)	Senior Secured Term Loan	6M	S +	7.00%			10.85%		10/6/2028	22,054	21,811	22,054	5.5%
Cartridge Technologies, LLC	(6) (9) (10)	Revolver	6M	S +	7.00%			7.00%		10/6/2028	—	(6)	—	0.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%			10.68	% PIK	1/30/2026	4,027	4,027	4,027	1.0%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	3M	S +	6.75%			10.68	% PIK	11/25/2027	7,283	7,221	1,245	0.3%
Essence Communications Inc.	(6) (11)	Delayed Draw Term Loan	3M	S +	6.75%			10.68	% PIK	1/30/2026	1,510	1,491	1,510	0.4%
Essence Communications Inc.	(6) (11)	Revolver	3M	S +	8.75%			12.87%		1/30/2026	9,885	9,885	1,594	0.4%
Excite Parent, Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	4.00%			7.67%		10/31/2030	4,906	4,866	4,906	1.2%
IMS Technology Services, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%			9.17%		11/22/2029	9,900	9,783	9,900	2.5%
IMS Technology Services, LLC	(6) (9) (10)	Revolver	3M	S +	5.50%			5.50%		11/22/2029	—	(6)	—	0.0%
MAPS Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.25%			10.09%		9/6/2029	5,639	5,548	5,639	1.4%
MAPS Buyer, Inc.	(6) (9) (10)	Revolver	3M	S +	6.25%			6.25%		9/6/2029	—	(9)	—	0.0%
North Acquisition LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.75%			10.57%		7/27/2027	20,533	20,427	20,028	5.0%
Proficium Purchaser, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%			10.02%		3/27/2029	19,119	18,964	19,119	4.8%
Proficium Purchaser, LLC	(6) (9) (10)	Revolver	3M	S +	6.25%			6.25%		3/27/2029	—	(6)	—	0.0%
Veradata Holdings, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.00%			9.73%		11/1/2028	18,128	17,977	17,956	4.5%
Veradata Holdings, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	6.00%			9.72%		11/1/2028	729	721	722	0.2%
Veradata Holdings, LLC	(6) (9) (10)	Revolver	1M	S +	6.00%			6.00%		11/1/2028	—	(2)	(2)	0.0%
Virtual Technologies Group, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	7.50%			11.17%		4/23/2029	3,850	3,799	3,850	1.0%
Virtual Technologies Group, LLC	(6)	Revolver	3M	S +	7.50%	11.17	%-	11.43%		4/23/2029	622	616	622	0.2%
Total Technology &Telecommunications												153,383	139,706	35.0%

Transportation & Logistics
Auto Transport Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan				1M	S +	7.25%			10.97%		11/4/2029	4,865	$4,817	$4,804	1.2%
B2B Industrial Products, LLC	(6) (7)	Senior Secured Term Loan				3M	S +	6.75%			10.57%		10/7/2026	14,277	14,136	14,067	3.5%
Contract Datascan, LP	(6) (7) (11)	Senior Secured First Lien Term Loan				3M	S +	8.50%			12.49	% PIK	11/3/2028	24,206	23,757	22,255	5.5%
Contract Datascan, LP	(6)	Revolver				3M	S +	8.50%	12.24	%-	12.49%		11/3/2028	533	518	453	0.1%
CSG Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.25%			10.09%		7/29/2029	24,625	24,260	24,625	6.1%
Detroit Quality Staffing, LLC	(6) (7) (8)	Senior Secured Term Loan				3M	S +	7.50%			12.00%		10/4/2029	6,738	6,632	6,738	1.7%
IAM Acquisition LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.50%	10.32	%-	10.37%		6/28/2029	22,313	22,214	22,313	5.6%
LGC US Finco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	7.00%			11.11%		8/14/2030	14,906	14,625	14,906	3.7%
MB Precision Investment Holdings LLC	(6)	Senior Secured First Lien Term Loan				3M	S+	8.00%			12.26%		10/1/2028	6,869	6,728	6,182	1.5%
MB Precision Investment Holdings LLC	(6)	Delayed Draw Term Loan				3M	S +	10.00%			14.26%		10/1/2028	1,998	1,963	1,796	0.4%
MB Precision Investment Holdings LLC	(6)	Revolver	3M	S +	8.00	%/	P +	7.00%	12.26	%-	14.00%		10/1/2028	1,022	1,009	919	0.2%
NSC Technologies, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				3M	S +	6.25%			9.92%		8/27/2030	18,953	18,600	18,953	4.7%
Palmdale Oil Company, LLC	(6)	Senior Secured Term Loan				3M	S +	4.75%			8.38%		12/12/2031	9,565	9,518	9,565	2.4%
Palmdale Oil Company, LLC	(6) (10)	Delayed Draw Term Loan				3M	S +	4.75%			4.75%		12/12/2031	—	—	—	0.0%
SLI Golden Bridge Holdco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan				1M	S +	6.00%			9.72%		1/10/2030	9,900	9,741	9,900	2.4%
Subsea Global Solutions, LLC	(6) (11)	Senior Secured Term Loan				6M	S +	7.00%			10.60	% PIK	3/29/2029	22,614	22,269	21,653	5.4%
Subsea Global Solutions, LLC	(6) (11)	Revolver	6M	S +	7.75	%/	P +	6.75%	10.60	%-	13.50	% PIK	3/29/2029	1,011	995	967	0.2%
Vehicle Management Services LLC	(6) (7)	Senior Secured First Lien Term Loan				1M	S +	6.25%			10.08%		7/26/2028	22,059	22,041	22,059	5.5%
VHL Logistics, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan				6M	S +	5.50%	9.39	%-	9.46%		12/13/2029	20,837	20,549	20,837	5.2%
Voice Comm, LLC	(6) (7)	Senior Secured First Lien Term Loan				1M	S +	6.25%			9.97%		12/19/2030	16,651	16,283	16,651	4.2%
Total Transportation & Logistics															240,655	239,643	59.5%

Total Debt Investments															804,119	783,330	195.2%

Equity Investment

Business Services
Legacy Restoration LLC	(6) (12)	Class A Preferred Units												554,000	—	—	0.0%
Healthcare
Derm Holdings LLC	(6)	Class A Preferred Units												527,145	3,500	3,500	0.9%
P3 Acquisition Holdings LLC	(6) (12)	Series A Preferred equity												74,513	500	—	0.0%
Zavation Medical Products, LLC	(6) (12)	Class A Membership Units												6,831	1,000	510	0.1%
															5,000	4,010	1.0%
Technology & Telecommunications
BP I LM Holdings, LLC	(6) (12)	Series A Units												1,067,133	1,101	4,301	1.0%
MAPS Buyer, Inc.	(6) (12)	Common Units												505	505	1,555	0.4%
Proficium Purchaser, LLC	(6)	Common Units												1,000,000	1,000	1,565	0.4%
Veradata Holdings, LLC	(6)	Class A Units												250	250	498	0.1%
Virtual Technologies Group, LLC	(6) (12)	Series A Preferred Units												1,000,000	1,000	1,220	0.3%
Virtual Technologies Group, LLC	(6) (12)	Special Incentive Units												138,408	—	83	0.0%
															3,856	9,222	2.2%
Transportation & Logistics
Coregistics TopCo LLC	(6)	Class A Units												500,000	500	500	0.0%
CSG Parent, LLC	(6) (12)	Class A Preferred Equity												250	250	263	0.1%
Detroit Quality Staffing, LLC	(6) (12)	Preferred Equity												500,000	500	500	0.1%
MB Precision Investment Holdings LLC	(6) (12)	Class E Preferred Units												3,500,000	3,500	1,811	0.5%
															4,750	3,074	0.7%
Total Equity Investment
															13,606	16,306	3.9%
Warrants
Technology & Telecommunications
Essence Communications Inc.	(6) (12)	Warrant											6/16/2030	36	—	—	0.0%

Transportation & Logistics
Contract Datascan, LP	(6) (12)	Series A Preferred Warrant											11/3/2033	51	15	79	0.0%
Contract Datascan, LP	(6) (12)	Common Stock Warrant											11/3/2033	441	130	—	0.0%
CSG Parent, LLC	(6) (12)	Warrant											7/23/2035	30	—	53	0.0%
MB Precision Investment Holdings	(6) (12)	Warrant											10/1/2028	3,500,000	—	—	0.0%
Mobile Investors, LLC	(6) (12)	Class A Units Warrant											12/19/2030	330	332	332	0.1%
															477	464	0.1%
Total Warrants															477	464	0.1%

Total Investments															$818,202	$800,100	199.2%

Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund									3.67%				1,374	1,374	0.3%
Total Cash Equivalents															1,374	1,374	0.3%

Total Investments and cash equivalents															$819,576	$801,474	199.5%

Liabilities in Excess of Other Assets																(400,276)	(99.5)%

Net Assets																$401,198	100.0%
(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The issuers of debt and equity held by the Company are domiciled in the United States.

(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, the P was 6.75%. As of December 31, 2025, the effective rates for 1M S and 3M S are 3.69%, and 3.65%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $401,198 as of December 31, 2025.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies”.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on total investments, net assets, or results of operations.

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

Investment Valuation

The Company’s investments are valued at fair value. The Investment Adviser, designated by the Board as a valuation designee, will determine the fair value of the assets on at least a quarterly basis in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s Board has designated the Investment Adviser as the Company’s “valuation designee.” The Company’s Board and the audit committee of the Board, which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three months ended March 31, 2026 and 2025.

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

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Consolidated Statements of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares. For the three months ended March 31, 2026 and 2025, no organization costs or offering costs were incurred.

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of March 31, 2026 and December 31, 2025, YNWA Finco LLC was on non-accrual status, and accordingly the Company did not accrue interest income on this investment for the three months ended March 31, 2026 and during the year ended December 31, 2025. The Company continued to receive cash interest payments for the three months ended March 31, 2026 and during the year ended December 31, 2025. Cash receipts received while the investment was on non-accrual status were recognized as interest income given the Company’s assessment of collectability of remaining principal. For YNWA Finco LLC, the spread above the reference rate reflected in the Consolidated Schedule of Investments is the all in rate, while the interest rate column only represents the cash interest rate received during the period.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three months ended March 31, 2026, $133 amendment fee income and $315 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the three months ended March 31, 2025, $60 amendment fee income and $190 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three months ended March 31, 2026 and 2025, $1,236 and $0 PIK interest has been recorded, respectively.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. There were no material uncertain tax positions for the year ended December 31, 2025. The 2023, 2024 and 2025 tax years remain subject to examination by U.S. federal and state tax authorities.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 under a prospective approach. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company has evaluated the impact of the new standard on the Company’s consolidated financial statements and related disclosures and concluded that it will not have a material impact on its consolidated financial statements or its disclosures.

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $155 and $199, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2026 and December 31, 2025, $155 and $171, respectively, was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three months ended March 31, 2026 and 2025, the Investment Adviser earned a base management fee of $1,718 and $1,654, respectively. As of March 31, 2026 and December 31, 2025, base management fees of $1,718 and $1,738, respectively, were payable.

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

For the three months ended March 31, 2026 and 2025, the Company incurred directors’ fees of $75 and $75, respectively. As of March 31, 2026 and December 31, 2025, directors’ fees of $105 and $210, respectively, were payable.

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

For the three months ended March 31, 2026, the Company has allocable participation in co-investment based on exemptive order from the following investments: 12 Interactive, LLC, Adswerve, Inc., Athlete Buyer, LLC, Brightstar Group Holdings, Inc., Cartridge Technologies, LLC, Contract Datascan LP, Creative Foam Corporation, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Honor HN Buyer, Inc, I Love Produce, LLC, Legacy Restoration, LLC, LGC US Finco, LLC, Management Health Systems, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, NSC Technologies, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The Smilist DSO, LLC, The Teaching Company, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

Brightwood Loan Services LLC is a wholly-owned subsidiary of Brightwood Capital Advisors LLC, the administrator of the Company (the “Administrator”). Under the Administration Agreement between the Company and the Administrator (the “Agreement”), the Administrator may arrange for others to furnish the administrative services, personnel and facilities provided for under the Agreement. The Company is responsible for any expenses incurred by the Administrator on behalf of the Company payable to Brightwood Loan Services LLC. For the three months ended March 31, 2026, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, I Love Produce, LLC, LGC US Finco, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, Management Health Systems, LLC, NSC Technologies, LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, The Teaching Company, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026:

	As of March 31, 2026
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$593,985	$589,710	71.4%
Senior Secured Term Loan	174,738	170,288	20.6%
Delayed Draw Term Loan	43,228	41,663	5.0%
Revolver	16,523	11,272	1.4%
Convertible Promissory Note	70	32	0.0%
Common Units	3,324	5,269	0.6%
Preferred Units	10,301	7,610	0.9%
Warrants	477	396	0.1%
Total	$842,646	$826,240	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025:

	As of December 31, 2025
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$568,293	$561,494	70.2%
Senior Secured Term Loan	179,267	175,761	22.0%
Delayed Draw Term Loan	38,876	36,902	4.6%
Revolver	17,613	9,111	1.1%
Convertible Promissory Note	70	62	0.0%
Common Units	4,356	8,929	1.1%
Preferred Units	9,250	7,377	0.9%
Warrants	477	464	0.1%
Total	$818,202	$800,100	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of March 31, 2026:

	As of March 31, 2026
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$243,612	29.5%
Business Services	182,651	22.1%
Technology & Telecommunications	166,975	20.2%
Healthcare	164,685	19.9%
Franchising	68,317	8.3%
Total	$826,240	100.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of December 31, 2025:

	As of December 31, 2025
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	148,928	18.6%
Franchising	76,114	9.5%
Total	$800,100	100.0%

5.	Fair Value of Financial Instruments

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

As of March 31, 2026, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$589,710	$—	$—	$589,710
Senior Secured Term Loan	170,288	—	—	170,288
Delayed Draw Term Loan	41,663	—	—	41,663
Revolver	11,272	—	—	11,272
Convertible Promissory Note	32	—	—	32
Common Units	5,269	—	—	5,269
Preferred Units	7,610	—	—	7,610
Warrants	396	—	—	396
Total Investments	826,240	—	—	826,240
Cash Equivalents	13,415	13,415	—	—
Total Investments and cash equivalents	$839,655	$13,415	$—	$826,240

As of December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$561,494	$—	$—	$561,494
Senior Secured Term Loan	175,761	—	—	175,761
Delayed Draw Term Loan	36,902	—	—	36,902
Revolver	9,111	—	—	9,111
Convertible Promissory Note	62	—	—	62
Common Units	8,929	—	—	8,929
Preferred Units	7,377	—	—	7,377
Warrants	464	—	—	464
Total Investments	800,100	—	—	800,100
Cash Equivalents	1,374	1,374	—	—
Total Investments and cash equivalents	$801,474	$1,374	$—	$800,100

The following is a reconciliation for the three months ended March 31, 2026, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2026
	Senior	Senior
	Secured	Secured	Delayed					Convertible
	First Lien	Term	Draw		Common	Preferred		Promissory
	Term Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of year	$561,494	$175,761	$36,902	$9,111	$8,929	$7,377	$464	$62	$800,100
Purchases	53,621	2,035	6,178	1,139	68	1,051	—	—	64,092
Accretion of discount (amortization of premium)	965	366	71	(8)	—	—	—	—	1,394
Sales and repayments	(29,323)	(7,639)	(1,943)	(2,271)	(4,304)	—	—	—	(45,480)
Unrealized gain (loss)	2,525	(943)	409	3,247	(2,626)	(818)	(68)	(30)	1,696
Paid in-kind interest	428	708	46	54	—	—	—	—	1,236
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Realized gain (loss)	—	—	—	—	3,202	—	—	—	3,202
Fair value at end of year	$589,710	$170,288	$41,663	$11,272	$5,269	$7,610	$396	$32	$826,240
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,525	$(943)	$409	$3,247	$(2,626)	$(818)	$(68)	$(30)	$1,696

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2026.

The following is a reconciliation for the three months ended March 31, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed
	Lien Term	Term	Draw		Common	Preferred
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Total
Fair value at beginning of period	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$776,189
Purchases	31,425	—	3,228	4,204	100	—	—	38,957
Accretion of discount (amortization of premium)	552	594	86	50	—	—	—	1,282
Sales and repayments	(2,690)	(10,850)	(71)	(1,122)	—	—	—	(14,733)
Unrealized gain (loss)	567	(946)	11	25	(128)	(385)	(7)	(863)
Paid in-kind interest	—	—	—	—	—	—	—	—
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$509,435	$229,408	$30,632	$17,494	$4,575	$9,278	$10	$800,832
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$567	$(946)	$11	$25	$(128)	$(385)	$(7)	$(863)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three months ended March 31, 2025.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2026, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$729,288	Discounted Cash Flows	Discount Rate	6.90% - 24.62% (10.46%)
	$39,774	Enterprise Value	Revenue Multiple	0.10x - 13.00x (5.44x)
	$14,503	Broker Quoted	Broker Quote	N/A
Equity investments	$12,879	Enterprise Value	EBITDA Multiple	2.25x - 13.00x (7.75x)
Warrants	$396	Enterprise Value	EBITDA Multiple	0.10x - 8.50x (7.03x)
Total	$796,840
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

Certain of the Company’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $29,400 have been excluded from the preceding table.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2025, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$719,243	Discounted Cash Flows	Discount Rate	6.80% - 22.20% (10.39%)
	$39,605	Enterprise Value	Revenue Multiple	0.13x – 13.00x (4.52x)
	$14,566	Broker Quoted	Broker Quote	N/A
Equity investments	$12,005	Enterprise Value	EBITDA Multiple	2.00x – 13.00x (7.38x)
Warrants	$464	Enterprise Value	EBITDA Multiple	0.13x – 8.50x (7.02x)
Total	$785,883
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

Certain of the Company’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $14,217 have been excluded from the preceding table.

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 194% and 197%, respectively. As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its borrowings.

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

On December 8, 2023, SPV-1 requested facility amount increase in accordance with the credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The commitment of KeyBank National Association increased to $150,000 from $100,000. This increased the total facility amount committed to $225,000.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $3,925 and $4,130, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2026 and December 31, 2025, there was $49,440 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $300,560 and $262,060, respectively, and this carrying value approximates fair value.

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

On March 10, 2025, SPV-2 entered into a first amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. was upsized by $25,000. This increased the total facility amount committed to $100,000.

On March 28, 2025, SPV-2 entered into a second amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. was upsized by $50,000. This increased the total facility amount committed to $150,000.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $1,444 and $1,523, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of March 31, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $5,944 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Interest expense on line of credit	$6,007	$7,202
Amortization of deferred financing costs	$284	$251
Weighted average interest rate	6.1%	7.2%
Weighted average outstanding balance	$431,310	$390,996

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2026 and December 31, 2025, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of March 31, 2026:

As of March 31, 2026
Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolving Loan	200
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	338
ESN Venture Holdings, LLC	Revolver	722
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolving Loan	2,600
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	500
Honor HN Buyer, Inc	Revolver	213
I Love Produce, LLC	Delayed Draw Term Loan	1,000
I Love Produce, LLC	Revolving Credit	444
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Priority Revolver	121
MAPS Buyer, Inc.	Delayed Draw Term Loan	500
MAPS Buyer, Inc.	Revolver	1,000
Medical Management Holdings, LLC	Delayed Draw Term Loan	888
Medical Management Holdings, LLC	Revolving Credit	1,000
MB Precision Investment Holdings LLC	Delayed Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings, LLC	Revolving Loan	42
Palmdale Oil Company LLC	Delayed Draw Term Loan	9,565
Prisma Graphic, LLC	Revolver	517
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolving Loan	439
TouchFuse, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group LLC	Delay Draw Term Loan	500
W Services Group LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	649
Total Unfunded Commitments		$29,410

The following table details the Company’s unfunded commitments as of December 31, 2025:

As of December 31, 2025
Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Revolver	1,541
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delay Draw Term Loan	500
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolver	467
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Delay Draw Term Loan	422
ESN Venture Holdings, LLC	Revolver	722
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delay Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Medical Management Holdings, LLC	Delay Draw Term Loan	908
Medical Management Holdings, LLC	Revolver	1,000
Legacy Restoration LLC	Revolver	266
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Delay Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Palmdale Oil Company, LLC	Delay Draw Term Loan	12,435
Prisma Graphic, LLC	Revolver	517
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	840
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group, LLC	Delay Draw Term Loan	500
W Services Group, LLC	Revolver	500
Total Unfunded Commitments		$31,772

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of March 31, 2026 and December 31, 2025, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended March 31,
	2026		2025
Net increase (decrease) in net assets resulting from operations	$18,621		$12,118
Weighted average shares of common stock outstanding—basic and diluted	40,736,080	(1)	39,970,889	(2)
Net increase (decrease) in net assets resulting from operations per share	$0.46		$0.30
(1)	The weighted average shares outstanding for the three months ended March 31, 2026, are based on the average of outstanding shares as of December 31, 2025 and March 31, 2026.
(2)	The weighted average shares outstanding for the three months ended March 31, 2025, are based on the average of outstanding shares as of December 31, 2024 and March 31, 2025.

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

The tax character of distributions for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Distributions paid from:
Ordinary income (loss)	$55,270	$51,703
Deferred (accrued) income	(2,817)	(3,468)
Total distributions paid	$52,453	$48,235

The components of accumulated earnings (losses) on a tax basis for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,
	2025	2024
Undistributed net investment income (loss)	$5,737	$2,920
Net unrealized investment appreciation (depreciation)	(18,102)	2,194
Total accumulated earnings	$(12,365)	$5,114

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Tax cost of investments	$818,202	$773,995
Gross unrealized appreciation	$11,249	$9,916
Gross unrealized depreciation	(29,351)	(7,722)
Net unrealized investment appreciation (depreciation)	$(18,102)	$2,194

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31,
	2025	2024
Net increase in net assets resulting from operations	$33,831	$49,853
Net change in unrealized (appreciation) depreciation on investments	20,296	1,850
Net realized (gain) loss on investments	1,094	—
Permanent book income and tax income differences	—	—
Temporary book income and tax income differences	49	(26)
Taxable income	$55,270	$51,677

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Per share data: (1)
Net asset value at beginning of period	$9.87	$10.33
Results of operations (2)
Net investment income	0.34	0.32
Net realized gain (loss)	0.08	0.00
Net change in unrealized appreciation (depreciation)	0.04	(0.02)
Net increase (decrease) in net assets resulting from operations (2)	0.46	0.30
Capital share transactions
Reinvestment of stockholder distributions	0.00	0.00
Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.00
Net asset value at end of period	$10.33	$10.63
Shares outstanding at end of period	40,829,270	40,069,629
Total return (4)	7.86%	2.94%
Ratio/Supplemental data:
Net assets at end of period	$421,709	$425,961
Ratio of net investment income to average net assets (5)	13.41%	12.50%
Ratio of net expenses to average net assets (5)	8.72%	9.42%
Portfolio turnover (6)	5.50%	1.84%
Asset coverage ratio (7)	194%	204%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher/lower than the net asset value per share results in an increase/(decrease) in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(5)	Average net assets are used for this calculation. Ratios for the period are annualized.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	40,642,890	$415,120	39,872,149	$407,049
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	186,380	1,890	197,480	2,094
Balance at end of period	40,829,270	$417,010	40,069,629	$409,143

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

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required in the consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026.

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

Cash Flows

During the three months ended March 31, 2026, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $9.9 million, and net cash provided by financing activities was $27.8 million due primarily to the borrowings from the credit facilities, offset by repayments under the credit facilities and shareholder distributions. As of March 31, 2026, cash and cash equivalents was $41.0 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2026 and December 31, 2025, our asset coverage was 194% and 197%, respectively. As of March 31, 2026 and December 31, 2025, we were in compliance with the terms and covenants of all the borrowings.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $3,925 and $4,130 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2026 and December 31, 2025, there was $49,440 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $300,560 and $262,060, respectively, and this carrying value approximates fair value.

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

On March 10, 2025, we entered into a first amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. was upsized by $25,000. This increased the total facility amount committed to $100,000.

On March 28, 2025, we entered into a second amendment to the loan and servicing agreement, with SPV-2 as the borrower, Brightwood SPV Advisors, LLC, as the collateral manager, each of the lenders from time to time party hereto, as a lender, Webster Bank, N.A., as the collateral agent and administrative agent, U.S. Bank National Association as the document custodian and U.S. Bank Trust Company, National Association as the custodian. The commitment with Webster Bank, N.A. was upsized by $50,000. This increased the total facility amount committed to $150,000.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of March 31, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $1,444 and $1,523, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of March 31, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of March 31, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $5,944 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Interest expense on line of credit	$6,007	$7,202
Amortization of deferred financing costs	$284	$251
Weighted average interest rate	6.1%	7.2%
Weighted average outstanding balance	$431,310	$390,996

Portfolio and Investment Activity

As of March 31, 2026, we had investments in 58 portfolio companies with an aggregate fair value of $826,240. As of December 31, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $800,100.

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Net Investment Activity	2026	2025
Purchases	$64,092	$38,957
Sales and Repayments	(45,480)	(14,733)
Net Portfolio Activity	$18,612	$24,224

	Three Months Ended March 31,
	2026		2025
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$53,621	83.7%	$31,425	80.6%
Senior Secured Term Loan	2,035	3.2%	—	0.0%
Delayed Draw Term Loan	6,178	9.6%	3,228	8.3%
Revolver	1,139	1.8%	4,204	10.8%
Preferred Units	1,051	1.6%	—	0.0%
Common Units	68	0.1%	100	0.3%
Total	$64,092	100.0%	$38,957	100.0%

As of March 31, 2026, our investments consisted of the following:

	As of March 31, 2026
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$593,985	$589,710
Senior Secured Term Loan	174,738	170,288
Delayed Draw Term Loan	43,228	41,663
Revolver	16,523	11,272
Convertible Promissory Note	70	32
Common Units	3,324	5,269
Preferred Units	10,301	7,610
Warrants	477	396
Total	$842,646	$826,240

As of December 31, 2025, our investments consisted of the following:

	As of December 31, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$568,293	$561,494
Senior Secured Term Loan	179,267	175,761
Delayed Draw Term Loan	38,876	36,902
Revolver	17,613	9,111
Convertible Promissory Note	70	62
Common Units	4,356	8,929
Preferred Units	9,250	7,377
Warrants	477	464
Total	$818,202	$800,100

The table below describes investments by industry composition based on fair value as of March 31, 2026:

	As of March 31, 2026
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$243,612	29.5%
Business Services	182,651	22.1%
Technology & Telecommunications	166,975	20.2%
Healthcare	164,685	19.9%
Franchising	68,317	8.3%
Total	$826,240	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2025:

	As of December 31, 2025
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	148,928	18.6%
Franchising	76,114	9.5%
Total	$800,100	100.0%

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

	As of			As of
	March 31, 2026			December 31, 2025
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$23,025	2.8%	1	$23,025	2.9%	1
3	22,737	2.8%	1	22,813	2.8%	1
4	502,838	60.9%	36	508,877	63.6%	36
5	131,775	15.9%	10	106,052	13.3%	9
6	111,606	13.5%	6	110,311	13.8%	6
7	13,428	1.6%	2	13,861	1.7%	2
8	20,831	2.5%	2	15,161	1.9%	2
Total	$826,240	100.0%	58	$800,100	100.0%	57

Results of Operations

The following table represents the operating results for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$22,777	$23,030
Less: total expenses	(8,972)	(10,048)
Net investment income (loss), before taxes	13,805	12,982
Income tax expense, including excise tax	82	1
Net investment income (loss), after taxes	13,723	12,981
Total net realized and unrealized gain (loss) on investments	4,898	(863)
Net increase (decrease) in net assets resulting from operations	$18,621	$12,118

Investment Income

Investment income for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$20,287	$22,780
Payment-in-kind (“PIK”) interest income	1,236	—
Other income	469	250
Dividend income	785	—
Total investment income	$22,777	$23,030

For the three months ended March 31, 2026, we generated investment income of $22,777, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 58 portfolio companies held during the period. For the three months ended March 31, 2025, we generated investment income of $23,030, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 55 portfolio companies held during the period. The decrease in investment income was primarily due to the lower SOFR rates during the three months ended March 31, 2026 compared to the three months March 31, 2025.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense on line of credit	$6,007	$7,202
Management fees	1,718	1,654
Other general and administrative expenses	303	276
Amortization of deferred financing costs	284	251
Professional fees	238	214
Overhead expenses	155	199
Administration fees	144	142
Directors’ fees	75	75
Custody fees	48	35
Total expenses	$8,972	$10,048

The decrease in interest expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily the result of the lower spread on interest rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026, we incurred management fees of $1,718. For the three months ended March 31, 2025, we incurred management fees of $1,654. The increase in management fees was driven by growing gross assets under management.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on non-controlled/non-affiliate company investments	$3,202	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	1,696	(863)
Total net realized and unrealized gain (loss) on investments	$4,898	$(863)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. The net realized gain for the three months ended March 31, 2026 of $3,202 was primarily due to the equity proceeds from BP Loenbro Holdings, Inc. paydown. There were no realized gains (losses)for the three months ended March 31, 2025. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The valuation mark down on a few portfolio holdings such as North Acquisition LLC and Subsea Global Solutions, LLC contributed to the unrealized loss during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $29.4 million and $31.8 million, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in thousands, except share and per share data)

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of March 31, 2026, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	16,919	278	17,197
Base Interest Rate	17,006	—	17,006
+100 Basis Points	17,353	(1,111)	16,242
+200 Basis Points	17,701	(2,222)	15,479
+300 Basis Points	18,049	(3,333)	14,716

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 30, 2026 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

BRIGHTWOOD CAPITAL CORPORATION I

Date: May 12, 2026	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: May 12, 2026	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer