Form 10-Q
period 2026-06-30
Brightwood Capital Corp I
filed 2026-08-11
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026 the registrant had 41,013,061 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $842,372 and $818,202, respectively)	$820,489	$800,100
Cash and cash equivalents	20,945	23,070
Interest and paydown receivable	7,926	7,664
Deferred financing costs	5,083	5,653
Total assets	$854,443	$836,487
Liabilities
Line of credit payable	$428,960	$412,060
Interest payable on line of credit	6,230	7,546
Due to affiliates	153	171
Management fees payable (See Note 3)	1,537	1,738
Distributions payable	—	12,599
Directors’ fees payable (See Note 3)	120	210
Accounts payable and accrued expenses	843	965
Total liabilities	437,843	435,289
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 41,013,061 and 40,642,890 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$410	$406
Paid-in-capital in excess of par value	418,424	414,639
Total distributable earnings (loss)	(2,234)	(13,847)
Total net assets	416,600	401,198
Total liabilities and net assets	$854,443	$836,487
Net asset value per share (See Note 9)	$10.16	$9.87

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$19,413	22,981	39,700	45,761
Payment-in-kind (“PIK”) interest income	231	210	1,467	210
Other Income	147	190	616	440
Dividend income	291	637	1,076	637
Total investment income	20,082	24,018	42,859	47,048
Expenses:
Interest expense on line of credit	$6,318	$7,369	$12,324	$14,570
Management fees	1,537	1,702	3,255	3,356
Amortization of deferred financing costs	287	285	570	536
Professional fees	199	257	437	471
Other general and administrative expenses	189	275	492	552
Overhead expenses	153	160	309	359
Administration fees	147	152	292	295
Directors’ fees	75	75	150	150
Custody fees	50	22	99	56
Total expenses	8,955	10,297	17,928	20,345
Net expenses after management fee waiver	8,955	10,297	17,928	20,345
Net investment income (loss), before taxes	11,127	13,721	24,931	26,703
Income tax expense, including excise tax	1	—	82	1
Net investment income (loss), after taxes	11,126	13,721	24,849	26,702
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate company investments	$—	$—	$3,202	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(5,476)	(4,904)	(3,781)	(5,767)
Total net realized and unrealized gain (loss) on investments	(5,476)	(4,904)	(579)	(5,767)
Net increase (decrease) in net assets resulting from operations	$5,650	$8,817	$24,270	$20,935
Per share data:
Net increase (decrease) in net assets resulting from operations per share (Basic and Fully Diluted)	$0.13	$0.22	$0.59	$0.52
Weighted average common shares outstanding	40,921,166	40,174,233	40,828,407	40,073,538

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$11,126	$13,721	$24,849	$26,702
Net realized gain (loss) on investments	—	—	3,202	—
Net change in unrealized appreciation (depreciation) on investments	(5,476)	(4,904)	(3,781)	(5,767)
Net increase in net assets resulting from operations	5,650	8,817	24,270	20,935
Shareholder distributions:
Distributions of investment income	(12,657)	(14,826)	(12,657)	(14,826)
Net increase (decrease) in net assets resulting from shareholder distributions	(12,657)	(14,826)	(12,657)	(14,826)
Capital share transactions:
Reinvestments of stockholder distributions	1,898	2,223	3,788	4,317
Net increase in net assets resulting from capital share transactions	1,898	2,223	3,788	4,317
Total increase (decrease) in net assets	(5,109)	(3,786)	15,402	10,426
Net assets, at beginning of period	421,709	425,961	401,198	411,749
Net assets, at end of period	$416,600	$422,175	$416,600	$422,175

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$24,270	$20,935
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(104,683)	(86,838)
Proceeds from principal repayments of investments and sales of investments and paydowns	87,571	36,809
Amortization of premium/accretion of discount, net	(2,389)	(2,586)
Interest income paid in kind	(1,467)	(210)
Net realized (gain) loss on investments	(3,202)	—
Net change in unrealized (appreciation) depreciation on investments	3,781	5,767
Amortization of deferred financing costs	570	536
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(262)	(1,181)
Increase (decrease) in payable to affiliates	(18)	(185)
Increase (decrease) in interest payable on line of credit	(1,316)	11
Increase (decrease) in management fees payable	(201)	111
Increase (decrease) in directors’ fees payable	(90)	(90)
Increase (decrease) in accounts payable and accrued expenses	(121)	(261)
Net cash provided by (used in) operating activities	2,443	(27,182)
Cash flows from financing activities:
Shareholder distributions	(21,468)	(24,464)
Proceeds from line of credit payable	124,500	70,785
Repayments on line of credit payable	(107,600)	(19,063)
Deferred financing costs paid	—	(785)
Net cash provided by (used in) financing activities	(4,568)	26,473

Net increase (decrease) in cash and cash equivalents	(2,125)	(709)
Cash and cash equivalents, beginning of period	23,070	21,391
Cash and cash equivalents, end of period	$20,945	$20,682
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$13,641	$14,560
Cash paid during the period for income taxes, including excise tax	$186	$75
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$3,788	$4,317

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2026

(dollars in thousands)

			Spread Above
			Reference			Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Rate (4)			Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments

Debt Investments
Business Services
12 Interactive, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.75%	9.48%		9/5/2030	9,643	$9,611	$9,643	2.3%
12 Interactive, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	5.75%	9.48%		9/5/2030	4,191	4,186	4,191	1.0%
12 Interactive, LLC	(6) (10)	Revolver	1M	S +	5.75%	5.75%		9/5/2030	—	—	—	0.0%
AHF Parent Holding, Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.25%	10.24%		2/1/2028	8,750	8,615	8,313	2.0%
Athlete Buyer, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	5.75%	9.83%		4/26/2029	6,790	6,710	5,753	1.4%
Athlete Buyer, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	5.75%	9.83%		4/26/2029	15,881	15,681	13,456	3.2%
Athlete Buyer, LLC	(6)	Revolver	1M	S +	5.75%	9.83%		4/26/2029	1,010	990	757	0.2%
Creative Foam Corporation	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.25%	10.67%		6/27/2029	5,809	5,748	5,809	1.4%
Creative Foam Corporation	(6) (9) (10)	Revolver	1M	S +	6.25%	6.25%		6/27/2029	—	(11)	—	0.0%
Elevator Intermediate Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.50%	9.88%		8/25/2028	21,395	21,188	21,395	5.1%
Elevator Intermediate Holdings, Inc.	(6) (9) (10)	Revolver	1M	S +	6.50%	6.50%		8/25/2028	—	(9)	—	0.0%
GPI Acquisition Co., Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	5.75%	9.58%		3/30/2029	20,474	20,276	20,474	4.9%
GPI Acquisition Co., Inc.	(6)	Revolver		P+	4.75%	11.50%		3/30/2029	100	95	100	0.0%
Heritage HVAC Holdings, LLC	(8)	Senior Secured First Lien Term Loan	3M	S +	5.00%	8.93%		7/25/2030	4,500	4,433	4,433	1.1%
Heritage HVAC Holdings, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	5.00%	5.00%		7/25/2030	—	(74)	(74)	0.0%
Heritage HVAC Holdings, LLC		Revolver	3M	S +	5.00%	8.99%		7/25/2030	59	52	52	0.0%
I Love Produce, LLC	(7)	Senior Secured First Lien Term Loan	3M	S+	6.00%	9.83%		3/24/2031	9,938	9,750	9,750	2.3%
I Love Produce, LLC	(9) (10)	Delayed Draw Term Loan	3M	S+	6.00%	6.00%		3/24/2031	—	(9)	(9)	0.0%
I Love Produce, LLC		Revolver	3M	S+	6.00%	9.83%		3/24/2031	56	47	47	0.0%
KKSP Precision Machining LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	7.00%	10.68%		6/23/2027	4,937	4,917	3,772	0.9%
Legacy Restoration LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	6.25%	9.95%		1/5/2029	2,737	2,737	2,737	0.7%
Legacy Restoration LLC	(6) (11) (14)	Revolver	1M	S +	6.25%	9.95%		1/5/2029	706	706	706	0.2%
Max US Bidco Inc.	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.00%	8.73%		10/2/2030	7,331	7,028	6,635	1.6%
Obra Capital, Inc.	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	7.50%	11.25%		6/21/2029	9,857	9,681	9,857	2.4%
Obra Capital, Inc.	(6) (9) (10)	Revolver	1M	S +	7.50%	7.50%		12/21/2028	—	(8)	—	0.0%
Prisma Graphic, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.50%	10.01%		7/29/2027	22,252	22,104	22,252	5.3%
Prisma Graphic, LLC	(6)	Revolver	1M	S +	6.50%	10.01%		7/29/2027	310	301	310	0.1%
TouchFuse, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.25%	8.62%		11/23/2029	20,249	19,991	20,249	4.9%
TouchFuse, LLC	(6) (9) (10)	Revolver	6M	S +	6.25%	6.25%		11/23/2029	—	(13)	—	0.0%
Trulite Holding Corp.	(6) (8)	Senior Secured Term Loan	1M	S +	6.00%	9.68%		3/1/2030	4,688	4,630	4,688	1.1%
W Services Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	5.25%	8.98%		9/24/2029	13,453	13,325	13,453	3.2%
W Services Group, LLC	(6) (9) (10)	Delayed Draw Term Loan	1M	S +	5.25%	5.25%		9/24/2029	—	(3)	—	0.0%
W Services Group, LLC	(6) (9) (10)	Revolver	1M	S +	5.25%	5.25%		9/24/2029	—	(6)	—	0.0%
Total Business Services										192,670	188,749	45.3%

Franchising
Brightstar Group Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	6M	S+	4.75%	8.38%		3/1/2032	9,875	9,834	9,875	2.4%
ESN Venture Holdings, LLC	(6) (8) (11)	Senior Secured First Lien Term Loan	1M	S +	5.75%	6.57	%(3.38% PIK)	10/5/2029	13,637	13,480	13,637	3.3%
ESN Venture Holdings, LLC	(6) (11)	Delayed Draw Term Loan	1M	S +	5.75%	6.57%-6.59	%PIK	10/7/2029	5,512	5,512	5,512	1.3%
ESN Venture Holdings, LLC	(6) (9) (10)	Revolver	1M	S +	5.75%	5.75%		10/5/2029	—	(6)	—	0.0%
FGG Spa, LLC	(7)	Senior Secured First Lien Term Loan	3M	S +	6.00%	9.73%		6/30/2031	6,000	5,880	5,880	1.4%
FGG Spa, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	6.00%	6.00%		6/30/2031	—	(10)	(10)	0.0%
FGG Spa, LLC	(9) (10)	Revolver	3M	S +	6.00%	6.00%		6/30/2031	—	(5)	(5)	0.0%
John C. Cassidy Air Conditioning, Inc.	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%	9.74%		12/23/2026	4,922	4,917	4,922	1.2%
Tavern Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.75%	8.84%		1/10/2030	9,900	9,794	9,900	2.4%
Total Franchising										49,396	49,711	12.0%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2026

(dollars in thousands)

			Spread Above
			Reference				Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)				Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	5.50%		9.23%		12/30/2029	14,775	$14,636	$14,775	3.5%
CNS Purchaser, LLC	(6)	Delayed Draw Term Loan	1M	S +	5.50%		9.23%		12/30/2029	499	496	499	0.1%
CNS Purchaser, LLC	(6) (9) (10)	Revolver	1M	S +	5.50%		5.50%		12/30/2029	—	(5)	—	0.0%
Everest AcquisitionCo, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%		9.14%		5/12/2031	13,694	13,627	13,694	3.3%
Everest AcquisitionCo, LLC	(6)	Delayed Draw Term Loan	1M	S +	6.00%		9.14%		5/12/2031	277	275	277	0.1%
Everest AcquisitionCo, LLC	(6)	Revolver	1M	S +	6.00%		9.14%		5/12/2031	196	192	196	0.0%
Honor HN Buyer, Inc	(6) (7)	Senior Secured Term Loan	3M	S+	5.75%		9.63%		10/15/2027	2,023	2,023	2,023	0.5%
Honor HN Buyer, Inc	(6) (7)	Delayed Draw Term Loan	3M	S+	5.75%		9.63%		10/15/2027	2,963	2,963	2,963	0.7%
Honor HN Buyer, Inc	(6)	Revolver	3M	S+	5.75%		5.75%		10/15/2027	244	—	—	0.0%
Management Health Systems, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%		9.89%		12/31/2027	21,281	21,099	21,281	5.1%
Medical Management Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.50%		10.16%		8/1/2030	10,689	10,571	10,689	2.6%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%		10.16%		8/1/2030	112	104	112	0.0%
Medical Management Holdings, LLC	(6)	Revolver	3M	S +	6.50%		10.16%		8/1/2030	353	337	353	0.1%
OPCO Borrower LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.00%		8.86%		5/8/2030	23,025	23,025	23,025	5.5%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	1M	S +	6.50%		10.78%		11/13/2029	13,275	13,081	12,213	2.9%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%		10.78%		11/13/2029	129	127	119	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	1M	S +	6.50%		10.77%		11/13/2029	464	457	423	0.1%
P3 Acquisition Holdings LLC	(6)	Convertible Promissory Note			—		0.00%		11/13/2029	102	102	43	0.0%
Sandlot Buyer, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.25%		10.02%		9/19/2028	22,000	21,713	20,104	4.8%
Shiftkey, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	1M	S +	5.75%		9.74	% (0.5% PIK)	6/21/2027	9,179	9,160	8,600	2.1%
The Smilist DSO, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	6.00%		9.70%		4/4/2029	6,482	6,428	6,482	1.6%
The Smilist DSO, LLC	(6) (8)	Delayed Draw Term Loan	1M	S +	6.00%		9.70%		4/4/2029	2,150	2,131	2,150	0.5%
The Smilist DSO, LLC	(6)	Revolver	1M	S +	6.00%		9.70%		4/4/2029	287	283	287	0.1%
YNWA Finco LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	3.25%		7.53	% PIK	8/18/2027	9,550	9,550	7,118	1.7%
Zavation Medical Products, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.75%		9.43%		6/29/2029	12,872	12,755	12,872	3.1%
Zavation Medical Products, LLC	(6)	Revolver	1M	S +	5.75%		9.43%		6/30/2028	216	212	216	0.1%
Total Healthcare											165,342	160,514	38.5%

Technology & Telecommunications
Adswerve, Inc.	(6)(8)	Senior Secured Term Loan	3M	S +	4.25%		8.00%		12/4/2028	3,991	3,979	3,991	1.0%
Cartridge Technologies, LLC	(6) (8)	Senior Secured Term Loan	1M	S +	7.00%		10.64%		10/6/2028	21,589	21,394	21,589	5.2%
Cartridge Technologies, LLC	(6)	Revolver		P +	6.75%		12.75%		10/6/2028	180	175	180	0.0%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.71%		11/26/2027	9,402	9,357	5,553	1.3%
Essence Communications Inc.	(6)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.45%		12/31/2026	4,051	4,025	4,051	1.0%
Essence Communications Inc.	(6)	Delayed Draw Term Loan	1M	S +	6.75%		10.71%		11/25/2027	1,519	1,502	1,519	0.4%
Essence Communications Inc.	(6)	Revolver	1M	S +	6.75%		12.71%		11/25/2027	9,885	9,829	4,678	1.1%
Excite Parent, Inc.	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	4.25%		7.70%		10/31/2030	4,844	4,808	4,844	1.2%
IMS Technology Services, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.50%		9.20%		11/22/2029	9,850	9,749	9,850	2.4%
IMS Technology Services, LLC	(6) (9) (10)	Revolver	1M	S +	5.50%		5.50%		11/22/2029	—	(5)	—	0.0%
MAPS Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%		9.33%		2/18/2031	21,101	20,865	21,101	5.1%
MAPS Buyer, Inc.	(6) (9) (10)	Delayed Draw Term Loan	3M	S +	6.25%		6.25%		2/18/2031	—	(3)	—	0.0%
MAPS Buyer, Inc.	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		9/6/2029	—	(8)	—	0.0%
Mission Critical Group, LLC	(7)	Senior Secured First Lien Term Loan	3M	S +	5.25%		8.93%		10/1/2030	7,463	7,372	7,372	1.8%
Mission Critical Group, LLC		Delayed Draw Term Loan	3M	S +	5.25%		5.25%		10/1/2030	833	—	—	0.0%
Mission Critical Group, LLC		Revolver	1M	S +	5.25%		5.25%		10/1/2030	1,667	—	—	0.0%
North Acquisition LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.49%		7/27/2027	19,918	19,847	18,811	4.5%
Proficium Purchaser, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.25%		10.09%		3/27/2029	18,612	18,485	18,612	4.5%
Proficium Purchaser, LLC	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		3/27/2029	—	(5)	—	0.0%
The Teaching Company, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%		9.17%		2/11/2031	14,906	14,700	14,906	3.6%
Veradata Holdings, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.25%		9.39%		11/1/2028	23,370	23,174	23,370	5.6%
Veradata Holdings, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	6.25%		9.39%		11/1/2028	724	717	724	0.2%
Veradata Holdings, LLC	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		11/1/2028	—	(2)	—	0.0%
Virtual Technologies Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	7.50%		11.14%		4/23/2029	7,280	7,179	7,280	1.7%
Virtual Technologies Group, LLC	(6)	Revolver	1M	S +	7.50%		11.14%		4/23/2029	622	616	622	0.1%
Total Technology &Telecommunications											177,750	169,053	40.7%

Transportation & Logistics
Auto Transport Holdings, LLC	(6)(8)	Senior Secured First Lien Term Loan	1M	S +	7.25%		10.92%		11/4/2029	4,519	4,480	4,519	1.1%
B2B Industrial Products, LLC	(6)(7)	Senior Secured Term Loan	1M	S +	6.75%		10.63%		10/7/2026	14,202	14,153	13,629	3.3%
Contract Datascan, LP	(6)(7)(11)	Senior Secured First Lien Term Loan	1M	S +	7.50%		7.77	% PIK	11/3/2028	24,742	24,347	23,316	5.6%
Contract Datascan, LP	(6)	Revolver	1M	S +	7.50%		7.77%		11/3/2028	800	787	742	0.2%
CSG Buyer, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	6.00%		9.91%		7/29/2029	24,500	24,187	24,500	5.9%
IAM Acquisition LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	6.00%		10.15%		6/28/2029	22,198	22,114	22,198	5.2%
LGC US Finco, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	7.00%		10.91%		8/14/2030	14,719	14,471	14,719	3.5%
MB Precision Investment Holdings LLC	(6)	Senior Secured First Lien Term Loan	3M	S +	10.00%		14.10% - 14.26%		10/2/2028	7,788	7,647	7,010	1.7%
MB Precision Investment Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	10.00%		14.10% - 14.26%		10/1/2028	1,986	1,959	1,787	0.4%
MB Precision Investment Holdings LLC	(6)	Revolver	3M	S+	8.00	%/P+7.00%	12.26% - 13.75%		10/1/2028	1,022	1,011	920	0.2%
NSC Technologies, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	6.25%		9.98%		8/27/2030	18,858	18,544	18,858	4.5%
Palmdale Oil Company, LLC	(6)(7)	Senior Secured Term Loan	3M	S +	4.75%		8.48%		12/12/2031	12,380	12,336	12,380	3.0%
Palmdale Oil Company, LLC	(6)	Delayed Draw Term Loan	3M	S +	4.75%		4.75%		12/12/2031	—	—	—	0.0%
SLI Golden Bridge Holdco, LLC	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	6.00%		9.64%		1/10/2030	9,850	9,711	9,850	2.3%
Subsea Global Solutions, LLC	(6)(11)(14)	Senior Secured Term Loan	1M	S +	6.75%		10.60%		6/22/2026	23,321	23,029	18,249	4.4%
Subsea Global Solutions, LLC	(6)(11)	Revolver	6M	S+	7.00%		9.85% - 13.50	% PIK	3/29/2029	1,053	1,041	816	0.2%
Vehicle Management Services LLC	(6)(7)	Senior Secured First Lien Term Loan	1M	S +	6.25%		10.18%		7/26/2028	21,947	21,932	21,947	5.3%
VHL Logistics, Inc.	(6)(7)(8)	Senior Secured First Lien Term Loan	1M	S +	5.00%		9.24% - 9.39%		12/13/2029	25,000	24,749	25,000	6.0%
Voice Comm, LLC	(6)(7)	Senior Secured First Lien Term Loan	1M	S +	6.75%		9.89%		12/19/2030	16,443	16,116	16,442	3.9%
Total Transportation & Logistics											242,614	236,882	56.7%

Total Debt Investments											827,771	804,909	193.2%

Equity Investment

Business Services
Legacy Restoration LLC	(6) (12)	Class A Preferred Units								554,000	—	—	0.0%
											—	—	0.0%

Franchising
FGG Spa, LLC	(12)	Common Equity								500,000	500	500	0.1%
											500	500	0.1%
Healthcare
Derm Holdings LLC	(6)	Class A Preferred Units								527,145	3,500	4,014	1.0%
P3 Acquisition Holdings LLC	(6) (12)	Series A Preferred equity								74,513	500	—	0.0%
Zavation Medical Products, LLC	(6) (12)	Class A Membership Units								8,585	1,068	598	0.1%
											5,068	4,612	1.1%
Technology & Telecommunications
MAPS Buyer, Inc.	(6)	Common Units								505	505	1,547	0.4%
Proficium Purchaser, LLC	(6)	Common Units								1,000,000	1,000	2,655	0.6%
Veradata Holdings, LLC	(6)	Class A Units								250	250	457	0.1%
Virtual Technologies Group, LLC	(6) (12)	Series A Preferred Units								1,000,000	1,000	700	0.2%
Virtual Technologies Group, LLC	(6) (12)	Series B Preferred Units								1,050,922	1,051	1,135	0.3%
Virtual Technologies Group, LLC	(6) (12)	Special Incentive Units								138,408	—	—	0.0%
											3,806	6,494	1.6%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2026

(dollars in thousands)

Transportation & Logistics
CSG Parent, LLC	(6) (12)	Class A Preferred Equity			250	$250	$375	0.1%
Coregistics TopCo LLC	(6)	Class A Units			500,000	500	462	0.1%
Detroit Quality Staffing, LLC	(6) (12)	Preferred Equity			500,000	500	2,088	0.5%
MB Precision Investment Holdings LLC	(6) (12)	Class E Preferred Units			3,500,000	3,500	648	0.2%
						4,750	3,573	0.9%

Total Equity Investment						14,124	15,179	3.6%

Warrants
Franchising

Technology & Telecommunications
Essence Communications Inc.	(6) (12)	Warrant		6/16/2030	36	—	—	0.0%
Virtual Technologies Group, LLC	(6) (12)	Warrant		12/31/2031	117,456	—	—	0.0%

Transportation & Logistics
Contract Datascan, LP	(6) (12)	Series A Preferred Warrant		11/3/2033	51	15	48	0.0%
Contract Datascan, LP	(6) (12)	Common Stock Warrant		11/3/2033	441	130	—	0.0%
CSG Parent, LLC	(6) (12)	Warrant		7/23/2035	30	—	104	0.0%
MB Precision Investment Holdings LLC	(6) (12)	Warrant		10/1/2028	3,500,000	—	—	0.0%
Mobile Investors, LLC	(6) (12)	Class A Units Warrant		12/19/2030	330	332	249	0.1%
						477	401	0.1%

Total Warrants						477	401	0.1%

Total Investments						$842,372	$820,489	196.9%

Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund	3.58%			3,625	3,625	0.9%
Total Cash Equivalents						$3,625	$3,625	0.9%

Total Investments and cash equivalents						$845,997	$824,114	197.8%

Liabilities in Excess of Other Assets							(407,513)	(97.8)%

Net Assets							$416,600	100.0%
(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The issuers of debt and equity held by the Company is domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. Certain investments are subject to an interest rate floor or cap. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at June 30, 2026. As of June 30, 2026, the P was 6.75%. As of June 30, 2026, the effective rates for 1M S and 3M S are 3.65%, and 3.73%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is the actual interest rate range in effect as of June 30, 2026. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $416,600 as of June 30, 2026.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and six months ended June 30, 2026 and 2025.

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

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Consolidated Statements of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares. For the three and six months ended June 30, 2026 and 2025, no organization costs or offering costs were incurred.

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of June 30, 2026 and December 31, 2025, YNWA Finco LLC was on non-accrual status, and accordingly the Company did not accrue interest income on this investment for the three and six months ended June 30, 2026 and during the year ended December 31, 2025. The Company continued to receive cash interest payments for the three and six months ended June 30, 2026 and during the year ended December 31, 2025. Cash receipts received while the investment was on non-accrual status were recognized as interest income given the Company’s assessment of collectability of remaining principal. For YNWA Finco LLC, the spread above the reference rate reflected in the Consolidated Schedule of Investments is the all in rate, while the interest rate column only represents the cash interest rate received during the period. As of June 30, 2026, Legacy Restoration LLC and Subsea Global Solutions, LLC senior secured term loan have been placed on non-accrual status by the Company and all of the Q1 2026 accrued interest was reversed for Legacy Restoration LLC.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and six months ended June 30, 2026, $147 and $280 amendment fee income and $0 and $315 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and six months ended June 30, 2025, $59 and $119 amendment fee income and $131 and $321 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that are added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and six months ended June 30, 2026, $231 and $1,467 PIK has been recorded. For the three and six months ended June 30, 2025, $210 PIK has been recorded.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and six months ended June 30, 2026, the Company incurred expenses of $153 and $309, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred expenses of $160 and $359, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2026 and December 31, 2025, $153 and $171, respectively, was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and six months ended June 30, 2026, the Investment Adviser earned a base management fee of $1,537 and $3,255, respectively. For the three and six months ended June 30, 2025, the Investment Adviser earned a base management fee of $1,702 and

$3,356, respectively. As of June 30, 2026 and December 31, 2025, base management fees of $1,537 and $1,738, respectively, were payable.

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

For the three and six months ended June 30, 2026, the Company incurred directors’ fees of $75 and $150, respectively. For the three and six months ended June 30, 2025, the Company incurred directors’ fees of $75 and $150, respectively. As of June 30, 2026 and December 31, 2025, directors’ fees of $120 and $210, respectively, were payable.

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

For the three and six months ended June 30, 2026, the Company has allocable participation in co-investment based on exemptive order from the following investments: 12 Interactive, LLC, Adswerve, Inc., Athlete Buyer, LLC, Brightstar Group Holdings, Inc., Cartridge Technologies, LLC, Contract Datascan LP, Creative Foam Corporation, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., Honor HN Buyer, Inc, I Love Produce, LLC, Legacy Restoration, LLC, LGC US Finco, LLC, Management Health Systems, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, NSC Technologies, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The

Smilist DSO, LLC, The Teaching Company, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

Brightwood Loan Services LLC is a wholly-owned subsidiary of Brightwood Capital Advisors LLC, the administrator of the Company (the “Administrator”). Under the Administration Agreement between the Company and the Administrator (the “Agreement”), the Administrator may arrange for others to furnish the administrative services, personnel and facilities provided for under the Agreement. The Company is responsible for any expenses incurred by the Administrator on behalf of the Company payable to Brightwood Loan Services LLC. For the six months ended June 30, 2026, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, Contract Datascan LP, CSG Buyer, Inc., Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, GPI Acquisition Co., Inc., IAM Acquisition LLC, I Love Produce, LLC, LGC US Finco, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, Management Health Systems, LLC, NSC Technologies, LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, The Teaching Company, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026:

	As of June 30, 2026
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$589,422	$584,052	71.1%
Senior Secured Term Loan	185,645	176,198	21.5%
Delayed Draw Term Loan	35,554	33,216	4.0%
Revolver	17,048	11,400	1.4%
Convertible Promissory Note	102	43	0.0%
Common Units	3,823	6,219	0.8%
Preferred Units	10,301	8,960	1.1%
Warrants	477	401	0.1%
Total	$842,372	$820,489	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025:

	As of December 31, 2025
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$568,293	$561,494	70.2%
Senior Secured Term Loan	179,267	175,761	22.0%
Delayed Draw Term Loan	38,876	36,902	4.6%
Revolver	17,613	9,111	1.1%
Convertible Promissory Note	70	62	0.0%
Common Units	4,356	8,929	1.1%
Preferred Units	9,250	7,377	0.9%
Warrants	477	464	0.1%
Total	$818,202	$800,100	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of June 30, 2026:

	As of June 30, 2026
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$240,856	29.4%
Business Services	188,749	23.0%
Technology & Telecommunications	175,547	21.4%
Healthcare	165,126	20.1%
Franchising	50,211	6.1%
Total	$820,489	100.0%

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

As of June 30, 2026, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$584,052	$—	$—	$584,052
Senior Secured Term Loan	176,198	—	—	176,198
Delayed Draw Term Loan	33,216	—	—	33,216
Revolver	11,400	—	—	11,400
Convertible Promissory Note	43	—	—	43
Common Units	6,219	—	—	6,219
Preferred Units	8,960	—	—	8,960
Warrants	401	—	—	401
Total Investments	820,489	—	—	820,489
Cash Equivalents	3,625	3,625	—	—
Total Investments and cash equivalents	$824,114	$3,625	$—	$820,489

As of December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$561,494	$—	$—	$561,494
Senior Secured Term Loan	175,761	—	—	175,761
Delayed Draw Term Loan	36,902	—	—	36,902
Revolver	9,111	—	—	9,111
Convertible Promissory Note	62	—	—	62
Common Units	8,929	—	—	8,929
Preferred Units	7,377	—	—	7,377
Warrants	464	—	—	464
Total Investments	800,100	—	—	800,100
Cash Equivalents	1,374	1,374	—	—
Total Investments and cash equivalents	$801,474	$1,374	$—	$800,100

The following is a reconciliation for the six months ended June 30, 2026, of investments for which significant unobservable inputs (Level 3) were used in determining fair value

	For the Six Months Ended June 30, 2026
	Senior	Senior
	Secured	Secured	Delayed					Convertible
	First Lien	Term	Draw		Common	Preferred		Promissory
	Term Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of year	$561,494	$175,761	$36,902	$9,111	$8,929	$7,377	$464	$62	$800,100
Purchases	75,763	19,238	5,589	2,442	568	1,051	—	32	104,683
Accretion of discount (amortization of premium)	1,542	623	163	61	—	—	—	—	2,389
Sales and repayments	(57,228)	(13,625)	(9,299)	(3,115)	(4,304)	—	—	—	(87,571)
Unrealized gain (loss)	1,430	(5,943)	(363)	2,853	(2,176)	532	(63)	(51)	(3,781)
Paid in-kind interest	1,051	144	224	48	—	—	—	—	1,467
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Realized gain (loss)	—	—	—	—	3,202	—	—	—	3,202
Fair value at end of year	$584,052	$176,198	$33,216	$11,400	$6,219	$8,960	$401	$43	$820,489
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,430	$(5,943)	$(363)	$2,853	$(2,176)	$532	$(63)	$(51)	$(3,781)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2026.

The following is a reconciliation for the six months ended June 30, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed					Convertible
	Lien Term	Term	Draw		Common	Preferred		Promissory
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of period	479,581	240,610	27,378	14,337	4,603	9,663	17	—	776,189
Purchases	73,444	—	7,535	5,717	100	—	—	42	86,838
Accretion of discount (amortization of premium)	1,389	930	165	102	—	—	—	—	2,586
Sales and repayments	(19,537)	(13,599)	(957)	(2,716)	—	—	—	—	(36,809)
Unrealized gain (loss)	(702)	(2,170)	(1,105)	(759)	(340)	(724)	33	—	(5,767)
Paid in-kind interest	210	—	—	—	—	—	—	—	210
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Fair value at end of period	534,385	225,771	33,016	16,681	4,363	8,939	50	42	823,247
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	(702)	(2,170)	(1,105)	(759)	(340)	(724)	33	—	(5,767)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and six months ended June 30, 2025.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2026, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$719,963	Discounted Cash Flows	Discount Rate	7.51%-25.65% (11.29%)
	$42,562	Enterprise Value	Revenue Multiple	0.10x-10.00x (5.28x)
	$14,948	Broker Quoted	Broker Quote	N/A
Equity investments	$14,679	Enterprise Value	EBITDA Multiple	3.50x-12.75x (7.54x)
Warrants	$401	Enterprise Value	EBITDA Multiple	0.10x-10.75x (7.75x)
Total	$792,553
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

Certain of the Company’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $27,936 have been excluded from the preceding table.

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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 197% and 197%, respectively. As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its borrowings.

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

Initial facility amount committed is $100,000 and may be increased up to a total maximum facility amount of $350,000 until Commitment Terminal Date upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.15% per annum, subject to certain provisions in the revolving credit agreement. The maturity date is 24 months after the last day of the Revolving Period. Revolving Period means the period commencing on the effective date and ending on Commitment Termination Date. Commitment Termination Date is the earliest of (a) March 30, 2026, (b) the end of the Investment Period of the Company and (c) the occurrence of an event of default (unless otherwise waived in writing by the administrative agent).

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $3,718 and $4,130, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2026 and December 31, 2025, there was $71,040 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $278,960 and $262,060, respectively, and this carrying value approximates fair value.

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

Initial facility amount committed is $75,000 and may be increased up to a total maximum facility amount of $200,000 until the commitment date is terminated upon request, subject to availability under the borrowing base. Borrowings under the facility bear interest at SOFR plus 2.15% per annum, subject to certain provisions in the loan and servicing agreement. The scheduled maturity date is October 11, 2030.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $1,365 and $1,523, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of June 30, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $6,230 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025
Interest expense on line of credit	$6,318	$7,369
Amortization of deferred financing costs	$287	$285
Weighted average interest rate	5.8%	7.0%
Weighted average outstanding balance	$439,760	$416,857

	For the Six Months Ended June 30,
	2026	2025
Interest expense on line of credit	$12,324	$14,570
Amortization of deferred financing costs	$570	$536
Weighted average interest rate	6.0%	7.1%
Weighted average outstanding balance	$430,527	$402,356

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2026 and December 31, 2025, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of June 30, 2026:

As of June 30, 2026
Investments	Asset Classification	Unfunded Commitment
12 Interactive, LLC	Revolver	$780
Athlete Buyer, LLC	Revolver	643
Cartridge Technologies, LLC	Revolver	320
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolver	200
Creative Foam Corporation	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
ESN Venture Holdings, LLC	Delayed Draw Term Loan	221
ESN Venture Holdings, LLC	Revolver	722
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	373
Everest AcquisitionCo, LLC	Revolver	804
Essence Communications Inc.	Revolver	115
FGG Spa, LLC	Delayed Draw Term Loan	500
FGG Spa, LLC	Revolver	500
GPI Acquisition Co., Inc.	Revolver	400
Heritage HVAC Holdings, LLC	Delayed Draw Term Loan	5,000
Heritage HVAC Holdings, LLC	Revolver	441
Honor HN Buyer, Inc	Delayed Draw Term Loan	971
Honor HN Buyer, Inc	Revolver	244
I Love Produce, LLC	Delayed Draw Term Loan	1,000
I Love Produce, LLC	Revolver	444
IMS Technology Services, LLC	Revolver	500
Legacy Restoration LLC	Revolver	145
MAPS Buyer, Inc.	Delayed Draw Term Loan	500
MAPS Buyer, Inc.	Revolver	1,000
MB Precision Investment Holdings LLC	Delayed Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Medical Management Holdings, LLC	Delayed Draw Term Loan	888
Medical Management Holdings, LLC	Revolver	647
Mission Critical Group, LLC	Delayed Draw Term Loan	833
Mission Critical Group, LLC	Revolver	1,667
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Proficium Purchaser, LLC	Revolver	1,000
Palmdale Oil Company, LLC	Delayed Draw Term Loan	9,565
Prisma Graphic, LLC	Revolver	931
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	152
TouchFuse, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group, LLC	Delayed Draw Term Loan	500
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	649
Total Unfunded Commitments		$37,785

The following table details the Company’s unfunded commitments as of December 31, 2025:

As of December 31, 2025
Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Revolver	1,541
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delay Draw Term Loan	500
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolver	467
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Delay Draw Term Loan	422
ESN Venture Holdings, LLC	Revolver	722
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delay Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Medical Management Holdings, LLC	Delay Draw Term Loan	908
Medical Management Holdings, LLC	Revolver	1,000
Legacy Restoration LLC	Revolver	266
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Delay Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Palmdale Oil Company, LLC	Delay Draw Term Loan	12,435
Prisma Graphic, LLC	Revolver	517
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	840
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group, LLC	Delay Draw Term Loan	500
W Services Group, LLC	Revolver	500
Total Unfunded Commitments		$31,772

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of June 30, 2026 and December 31, 2025, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/31/2024	12/26/2024	1/14/2025	$0.35
5/27/2025	5/30/2025	6/13/2025	$0.37
8/25/2025	8/28/2025	9/12/2025	$0.32
11/19/2025	11/21/2025	12/5/2025	$0.30
12/26/2025	12/31/2025	1/14/2026	$0.31
6/2/2026	6/4/2026	6/18/2026	$0.31

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Net increase (decrease) in net assets resulting from operations	$5,650		$8,817		$24,270		$20,935
Weighted average shares of common stock outstanding—basic and diluted	40,921,166	(1)	40,174,233	(2)	40,828,407	(3)	40,073,538	(4)
Net increase (decrease) in net assets resulting from operations per share	$0.13		$0.22		$0.59		$0.52
(1)	The weighted average shares outstanding for the three months ended June 30, 2026, are based on the average of outstanding shares as of March 31, 2026 and June 30, 2026.
(2)	The weighted average shares outstanding for the six months ended June 30, 2025, are based on the average of outstanding shares as of March 31, 2025 and June 30, 2025.

(3)	The weighted average shares outstanding for the six months ended June 30, 2026, are based on the average of outstanding shares as of December 31, 2025, March 31, 2026 and June 30, 2026.
(4)	The weighted average shares outstanding for the six months ended June 30, 2025, are based on the average of outstanding shares as of December 31, 2024, March 31, 2025 and June 30, 2025.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Per share data: (1)
Net asset value at beginning of period	$9.87	$10.33
Results of operations (2)
Net investment income	0.61	0.67
Net realized gain (loss)	0.08	—
Net change in unrealized appreciation (depreciation)	(0.10)	(0.15)
Net increase (decrease) in net assets resulting from operations (2)	$0.59	$0.52
Stockholder distributions from income	(0.31)	(0.37)
Reinvestment of stockholder distributions	0.01	0.00
Net asset value at end of period	$10.16	$10.48
Shares outstanding at end of period	41,013,061	40,278,836
Total return (4)	9.27%	4.98%
Ratio/Supplemental data:
Net assets at end of period	$416,600	$422,175
Ratio of net investment income to average net assets (5)	12.32%	12.78%
Ratio of net expenses to average net assets (5)	8.87%	9.59%
Portfolio turnover (6)	10.64%	4.53%
Asset coverage ratio (7)	197%	199%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The issuance of Common Stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Stock in the Company’s continuous offering. The issuance of Common Stock at a price that is higher/lower than the net asset value per share results in an increase/(decrease) in net asset value per share.
(4)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(5)	Average net assets are used for this calculation. Ratios for the period are annualized.
(6)	Portfolio turnover for the period is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	40,829,270	$417,010	40,069,629	$409,143
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	183,791	1,898	209,207	2,223
Balance at end of period	41,013,061	$418,908	40,278,836	$411,366

The following table summarizes the total shares issued for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	40,642,890	$415,120	39,872,149	$407,049
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	370,171	3,788	406,687	4,317
Balance at end of period	41,013,061	$418,908	40,278,836	$411,366

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

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required in the consolidated financial statements as of June 30, 2026 and for the six months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands, except share and per share data)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Brightwood Capital Corporation I, and the “Investment Adviser” refers to Brightwood Capital Advisors, LLC, (together with the Investment Adviser and their other affiliates, collectively, “Brightwood”).

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

We bear our own legal and other expenses incurred in connection with our formation and organization and the offering of our Common Stock, including external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts (other than any placement fees, which will be borne by the Investment Adviser directly or pursuant to waivers of the base management fee (the “Management Fee”).

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

Cash Flows

During the six months ended June 30, 2026, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $2 million, and net cash used in financing activities was $5 million due primarily to the borrowings from the credit facilities, offset by repayments under the credit facilities and shareholder distributions. As of June 30, 2026, cash and cash equivalents was $21 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2026 and December 31, 2025, our asset coverage was 197% and 197%, respectively. As of June 30, 2026 and December 31, 2025, we were in compliance with the terms and covenants of all the borrowings.

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

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $3,718 and $4,130 respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2026 and December 31, 2025, there was $71,040 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $278,960 and $262,060, respectively, and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of June 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility was $1,365 and $1,523, respectively, and was showing as an asset on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of June 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of June 30, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $6,230 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025
Interest expense on line of credit	$6,318	$7,369
Amortization of deferred financing costs	$287	$285
Weighted average interest rate	5.8%	7.0%
Weighted average outstanding balance	$439,760	$416,857

	For the Six Months Ended June 30,
	2026	2025
Interest expense on line of credit	$12,324	$14,570
Amortization of deferred financing costs	$570	$536
Weighted average interest rate	6.0%	7.1%
Weighted average outstanding balance	$430,527	$402,356

Portfolio and Investment Activity

As of June 30, 2026, we had investments in 60 portfolio companies with an aggregate fair value of $820,489. As of December 31, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $800,100.

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
Net Investment Activity	2026	2025
Purchases	$40,591	$47,881
Sales and Repayments	(42,091)	(22,076)
Net Portfolio Activity	$1,500	$25,805

	Six Months Ended June 30,
Net Investment Activity	2026	2025
Purchases	$104,683	$86,838
Sales and Repayments	(87,571)	(36,806)
Net Portfolio Activity	$17,112	$50,029

	For the Three Months Ended June 30,
	2026		2025
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$22,142	54.5%	$41,943	87.6%
Senior Secured Term Loan	17,203	42.5%	—	0.0%
Delayed Draw Term Loan	(589)	-1.5%	4,307	9.0%
Revolver	1,303	3.2%	1,589	3.3%
Common Units	500	1.2%	—	0.0%
Preferred Units	—	—%	—	0.0%
Convertible Promissory Note	32	0.1%	42	0.1%
Total	$40,591	100.0%	$47,881	100.0%

	For the Six Months Ended June 30,
	2026		2025
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$75,763	72.4%	$73,444	84.6%
Senior Secured Term Loan	19,238	18.4%	—	0.0%
Delayed Draw Term Loan	5,589	5.3%	7,535	8.7%
Revolver	2,442	2.3%	5,717	6.6%
Common Units	568	0.5%	100	0.1%
Preferred Units	1,051	1.0%	—	0.0%
Convertible Promissory Note	32	0.1%	42	0.0%
Total	$104,683	100.0%	$86,838	100.0%

As of June 30, 2026, our investments consisted of the following:

	As of June 30, 2026
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$589,422	$584,052
Senior Secured Term Loan	185,645	176,198
Delayed Draw Term Loan	35,554	33,216
Revolver	17,048	11,400
Convertible Promissory Note	102	43
Common Units	3,823	6,219
Preferred Units	10,301	8,960
Warrants	477	401
Total	$842,372	$820,489

As of December 31, 2025, our investments consisted of the following:

	As of December 31, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$568,293	$561,494
Senior Secured Term Loan	179,267	175,761
Delayed Draw Term Loan	38,876	36,902
Revolver	17,613	9,111
Convertible Promissory Note	70	62
Common Units	4,356	8,929
Preferred Units	9,250	7,377
Warrants	477	464
Total	$818,202	$800,100

The table below describes investments by industry composition based on fair value as of June 30, 2026:

	As of June 30, 2026
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$240,856	29.4%
Business Services	188,749	23.0%
Technology & Telecommunications	175,547	21.4%
Healthcare	165,126	20.1%
Franchising	50,211	6.1%
Total	$820,489	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2025:

	As of December 31, 2025
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	148,928	18.6%
Franchising	76,114	9.5%
Total	$800,100	100.0%

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

	As of			As of
	June 30, 2026			December 31, 2025
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$23,025	2.8%	1	$23,025	2.9%	1
3	22,660	2.7%	1	22,813	2.8%	1
4	488,794	59.6%	37	508,877	63.6%	36
5	140,041	17.1%	10	106,052	13.3%	9
6	66,439	8.1%	4	110,311	13.8%	6
7	37,546	4.6%	4	13,861	1.7%	2
8	41,984	5.1%	3	15,161	1.9%	2
Total	$820,489	100.0%	60	$800,100	100.0%	57

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Total investment income	$20,082	$24,018
Less: total expenses	(8,955)	(10,297)
Net investment income (loss), before taxes	11,127	13,721
Income tax expense, including excise tax	1	—
Net investment income (loss), after taxes	11,126	13,721
Total net realized and unrealized gain (loss) on investments	(5,476)	(4,904)
Net increase (decrease) in net assets resulting from operations	$5,650	$8,817

	For the Six Months Ended June 30,
	2026	2025
Total investment income	$42,859	$47,048
Less: total expenses	(17,928)	(20,345)
Net investment income (loss), before taxes	24,931	26,703
Income tax expense, including excise tax	82	1
Net investment income (loss), after taxes	24,849	26,702
Total net realized and unrealized gain (loss) on investments	(579)	(5,767)
Net increase (decrease) in net assets resulting from operations	$24,270	$20,935

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,
	2026	2025
Interest income	$19,644	$23,191
Other income	147	190
Dividend income	291	637
Total investment income	$20,082	$24,018

	Six Months Ended June 30,
	2026	2025
Interest income	$41,167	$45,971
Other income	616	440
Dividend income	1,076	637
Total investment income	$42,859	$47,048

For the six months ended June 30, 2026, we generated investment income of $42,859, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 60 portfolio companies held during the period. For the six months ended June 30, 2025, we generated investment income of $47,048, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 57 portfolio companies held during the period. The decrease in investment income was primarily due to the reversal of accrued interest income for Legacy Restoration LLC and Subsea Global Solutions, LLC senior secured term loan as they were placed on non-accrual status as of June 30, 2026 and no interest income was accrued for the six months ended June 30, 2026.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,
	2026	2025
Interest expense on line of credit	$6,318	$7,369
Management fees	1,537	1,702
Amortization of deferred financing costs	287	275
Professional fees	199	257
Other general and administrative expenses	189	285
Overhead expenses	153	160
Administration fees	147	152
Directors’ fees	75	75
Custody fees	50	22
Total expenses	$8,955	$10,297

	For the Six Months Ended June 30,
	2026	2025
Interest expense on line of credit	$12,324	$14,570
Management fees	3,255	3,356
Amortization of deferred financing costs	570	536
Other general and administrative expenses	492	552
Professional fees	437	471
Overhead expenses	309	359
Administration fees	292	295
Directors’ fees	150	150
Custody fees	99	56
Total expenses	$17,928	$20,345

The decrease in interest expense during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily the result of the lower spread on interest rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

For the six months ended June 30, 2026, we incurred management fees of $3,255. For the six months ended June 30, 2025, we incurred management fees of $3,356. The management fees were driven by the gross assets under management, which maintained flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three and Six months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,
	2026	2025
Net realized gain (loss) on non-controlled/non-affiliate company investments	$—	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(5,476)	(4,904)
Total net realized and unrealized gain (loss) on investments	$(5,476)	$(4,904)

	For the Six Months Ended June 30,
	2026	2025
Net realized gain (loss) on non-controlled/non-affiliate company investments	$3,202	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(3,781)	(5,767)
Total net realized and unrealized gain (loss) on investments	$(579)	$(5,767)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. The net realized gain for the three and six months ended June 30, 2026 of $3,202 was primarily due to the equity proceeds from BP Loenbro Holdings, Inc. paydown. There were no realized gains (losses)for the six months ended June 30, 2025. The change in unrealized gain (loss) on investments was primarily due to the increased number of holdings during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The valuation mark down on a few portfolio holdings such as MB Precision Investment Holdings LLC and Subsea Global Solutions, LLC contributed to the unrealized loss during the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $37.8 million and $31.8 million, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in thousands, except share and per share data)

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of June 30, 2026, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	32,475	(532)	33,007
Base Interest Rate	32,665	—	32,665
+100 Basis Points	33,423	2,127	31,296
+200 Basis Points	34,182	4,254	29,928
+300 Basis Points	34,940	6,382	28,558

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 30, 2026 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

BRIGHTWOOD CAPITAL CORPORATION I

Date: August 11, 2026	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: August 11, 2026	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer