Form 10-Q
period 2026-09-30
Brightwood Capital Corp I
filed 2026-11-12
CIK 1895316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026 the registrant had 41,188,658 shares of common stock outstanding.

Brightwood Capital Corporation I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments,
Non-controlled, non-affiliate company investments, at fair value (amortized cost of $885,996 and $818,202, respectively)	$868,159	$800,100
Cash and cash equivalents	21,856	23,070
Interest and paydown receivable	9,719	7,664
Deferred financing costs	4,793	5,653
Total assets	$904,527	$836,487
Liabilities
Line of credit payable	$470,260	$412,060
Interest payable on line of credit	6,831	7,546
Due to affiliates	151	171
Management fees payable (See Note 3)	1,742	1,738
Distributions payable	—	12,599
Directors’ fees payable (See Note 3)	165	210
Accounts payable and accrued expenses	800	965
Total liabilities	479,949	435,289
Commitments and contingencies (See Note 7)
Net Assets: (See Note 8)
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 41,188,658 and 40,642,890 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$412	$406
Paid-in-capital in excess of par value	420,206	414,639
Total distributable earnings (loss)	3,960	(13,847)
Total net assets	424,578	401,198
Total liabilities and net assets	$904,527	$836,487
Net asset value per share (See Note 9)	$10.31	$9.87

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
Non-controlled/non-affiliate company investments:
Interest income	$21,934	$23,871	$61,634	$69,632
Payment-in-kind (“PIK”) interest income	505	400	1,971	610
Other Income	209	315	826	754
Dividend income	895	19	1,971	657
Total investment income	23,543	24,605	66,402	71,653
Expenses:
Interest expense on line of credit	$6,831	$7,947	$19,155	$22,517
Management fees	1,742	1,759	4,996	5,114
Amortization of deferred financing costs	290	288	860	824
Professional fees	225	209	662	680
Other general and administrative expenses	201	237	696	790
Facility expenses	—	198	—	198
Overhead expenses	151	163	459	522
Administration fees	149	154	440	449
Directors’ fees	75	75	225	225
Custody fees	32	19	131	75
Total expenses	9,696	11,049	27,624	31,394
Net investment income (loss), before taxes	13,847	13,556	38,778	40,259
Income tax expense, including excise tax	—	—	82	1
Net investment income (loss), after taxes	13,847	13,556	38,696	40,258
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate company investments	$194	$—	$3,396	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	4,047	(14,656)	266	(20,423)
Total net realized and unrealized gain (loss) on investments	4,241	(14,656)	3,662	(20,423)
Net increase (decrease) in net assets resulting from operations	$18,088	$(1,100)	$42,358	$19,835
Per share data:
Net increase (decrease) in net assets resulting from operations per share (Basic and Fully Diluted)	$0.44	$(0.03)	$1.04	$0.49
Weighted average common shares outstanding	41,100,860	40,371,077	40,918,470	40,170,983

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$13,847	$13,556	$38,696	$40,258
Net realized gain (loss) on investments	194	—	3,396	—
Net change in unrealized appreciation (depreciation) on investments	4,047	(14,656)	266	(20,423)
Net increase in net assets resulting from operations	18,088	(1,100)	42,358	19,835
Shareholder distributions:
Distributions of investment income	(11,895)	(12,889)	(24,551)	(27,715)
Net increase (decrease) in net assets resulting from shareholder distributions	(11,895)	(12,889)	(24,551)	(27,715)
Capital share transactions:
Reinvestments of stockholder distributions	1,785	1,934	5,573	6,251
Net increase in net assets resulting from capital share transactions	1,785	1,934	5,573	6,251
Total increase (decrease) in net assets	7,978	(12,055)	23,380	(1,629)
Net assets, at beginning of period	416,600	422,175	401,198	411,749
Net assets, at end of period	$424,578	$410,120	$424,578	$410,120

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$42,358	$19,835
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments and drawdowns	(163,428)	(160,440)
Proceeds from principal repayments of investments and sales of investments and paydowns	104,332	53,264
Amortization of premium/accretion of discount, net	(3,330)	(3,867)
Interest income paid in kind	(1,971)	(610)
Net realized (gain) loss on investments	(3,396)	—
Net change in unrealized (appreciation) depreciation on investments	(266)	20,423
Amortization of deferred financing costs	860	824
Changes in operating assets and liabilities:
(Increase) decrease in interest and paydown receivable	(2,055)	(745)
Increase (decrease) in payable to affiliates	(20)	(182)
Increase (decrease) in interest payable on line of credit	(715)	586
Increase (decrease) in interest payable on loans	—	1,900
Increase (decrease) in management fees payable	4	168
Increase (decrease) in directors’ fees payable	(45)	(45)
Increase (decrease) in accounts payable and accrued expenses	(164)	(118)
Net cash used in operating activities	(27,836)	(69,007)
Cash flows from financing activities:
Shareholder distributions	(31,578)	(35,420)
Proceeds from line of credit payable	167,000	145,709
Repayments on line of credit payable	(108,800)	(39,963)
Deferred financing costs paid	—	(785)
Net cash provided by financing activities	26,622	69,541

Net increase (decrease) in cash and cash equivalents	(1,214)	534
Cash and cash equivalents, beginning of period	23,070	21,391
Cash and cash equivalents, end of period	$21,856	$21,925
Supplemental disclosure of cash flow Information:
Cash paid during the period for interest expense on line of credit	$19,871	$21,932
Cash paid during the period for income taxes, including excise tax	$186	$75
Supplemental disclosure of non-cash financing activities:
Issuance of common shares pursuant to dividend reinvestment plan	$5,573	$6,251

The accompanying notes are an integral part of these financial statements.

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2026

(dollars in thousands)

			Spread Above
			Reference			Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1)(2)(3)	Footnotes	Investment	Rate (4)			Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Investments
Debt Investments
Business Services
12 Interactive, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.79%		9/5/2030	9,618	$9,589	$9,618	2.3%
12 Interactive, LLC	(6) (7)	Delayed Draw Term Loan	3M	S +	5.75%	9.79%		9/5/2030	4,181	4,176	4,181	1.0%
12 Interactive, LLC	(6) (10)	Revolver	3M	S +	5.75%	5.75%		9/5/2030	—	—	—	0.0%
AHF Parent Holding, Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%	10.59%		2/1/2028	8,625	8,513	8,539	2.0%
Athlete Buyer, LLC	(6)	Senior Secured First Lien Term Loan	3M	S +	5.75%	10.17%		4/26/2029	6,790	6,717	5,507	1.3%
Athlete Buyer, LLC	(6)	Delayed Draw Term Loan	3M	S +	5.75%	10.17%		4/26/2029	15,881	15,700	12,880	3.0%
Athlete Buyer, LLC	(6)	Revolver	3M	S +	5.75%	10.17%		4/26/2029	1,010	992	697	0.2%
ChildCare Careers, LLC	(7)	Senior Secured First Lien Term Loan	3M	S +	5.00%	9.07%		8/31/2032	15,000	14,778	14,778	3.5%
ChildCare Careers, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	5.00%	5.00%		8/31/2032	—	(7)	(7)	0.0%
ChildCare Careers, LLC	(9) (10)	Revolver	3M	S +	5.00%	5.00%		8/31/2032	—	(15)	(15)	0.0%
Coastline Holdings Group, LLC		Senior Secured First Lien Term Loan	3M	S +	6.00%	9.76%		8/6/2031	2,268	2,234	2,234	0.5%
Coastline Holdings Group, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	6.00%	6.00%		8/6/2031	—	(19)	(19)	0.0%
Coastline Holdings Group, LLC	(9) (10)	Revolver	3M	S +	6.00%	6.00%		8/6/2031	—	(8)	(8)	0.0%
Creative Foam Corporation	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	7.00%	10.75%		6/27/2029	5,771	5,715	5,771	1.4%
Creative Foam Corporation	(6) (9) (10)	Revolver	3M	S +	7.00%	7.00%		6/27/2029	—	(10)	—	0.0%
East West Manufacturing, LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.50%	9.26%-9.31%		7/1/2032	14,963	14,668	14,963	3.5%
Elevator Intermediate Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%	10.22%		8/25/2028	21,340	21,158	21,340	5.0%
Elevator Intermediate Holdings, Inc.	(6) (9) (10)	Revolver	3M	S +	6.00%	6.00%		8/25/2028	—	(8)	—	0.0%
GPI Acquisition Co., Inc.	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.75%	9.92%		3/30/2029	20,416	20,237	20,416	4.8%
GPI Acquisition Co., Inc.	(6) (9) (10)	Revolver	3M	S +	5.75%	5.75%		3/30/2029	—	(5)	—	0.0%
Heritage HVAC Holdings, LLC	(8)	Senior Secured First Lien Term Loan	3M	S +	5.00%	8.93%		7/25/2030	4,489	4,426	4,426	1.0%
Heritage HVAC Holdings, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	5.00%	5.00%		7/25/2030	—	(70)	(70)	0.0%
Heritage HVAC Holdings, LLC		Revolver	3M	S +	5.00%	8.93%		7/25/2030	59	52	52	0.0%
Howard Supply Company, LLC	(8) (11)	Senior Secured First Lien Term Loan			13.00%	13.00	% (1.00% PIK)	7/22/2031	2,968	2,911	2,911	0.7%
Howard Supply Company, LLC	(9) (10)	Revolver			13.00%	13.00%		7/22/2031	—	(3)	(3)	0.0%
I Love Produce, LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S+	6.00%	9.86%-10.17%		3/24/2031	9,875	9,698	9,875	2.3%
I Love Produce, LLC	(6) (9) (10)	Delayed Draw Term Loan	3M	S+	6.00%	6.00%		3/24/2031	—	(9)	—	0.0%
I Love Produce, LLC	(6)	Revolver	3M	S+	6.00%	9.86%-10.17%		3/24/2031	244	235	244	0.1%
KKSP Precision Machining LLC	(6)	Senior Secured First Lien Term Loan	3M	S +	7.00%	10.73%		6/23/2027	4,925	4,909	2,989	0.7%
Legacy Restoration LLC	(6) (14)	Senior Secured Term Loan	1M	S +	6.25%	9.95%		1/5/2029	2,737	2,737	1,115	0.3%
Legacy Restoration LLC	(6) (14)	Revolver	1M	S +	6.25%	9.95%		1/5/2029	851	851	851	0.2%
Max US Bidco Inc.	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	5.00%	8.73%		10/2/2030	7,313	7,028	6,883	1.6%
Obra Capital, Inc.	(6) (7) (11)	Senior Secured First Lien Term Loan	1M	S +	7.50%	11.50	% (0.5% PIK)	6/21/2029	9,844	9,684	9,844	2.3%
Obra Capital, Inc.	(6) (9) (10)	Revolver	1M	S +	7.50%	7.50%		12/21/2028	—	(7)	—	0.0%
Prisma Graphic, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.50%	10.27%		7/29/2027	22,195	22,082	22,195	5.2%
Prisma Graphic, LLC	(6)	Revolver	1M	S +	6.50%	10.27%		7/29/2027	310	303	310	0.1%
TouchFuse, LLC	(6) (7)	Senior Secured Term Loan	6M	S +	6.25%	9.09%		11/23/2029	20,197	19,959	20,197	4.8%
TouchFuse, LLC	(6) (9) (10)	Revolver	6M	S +	6.25%	6.25%		11/23/2029	—	(12)	—	0.0%
Trulite Holding Corp.	(6) (8)	Senior Secured Term Loan	3M	S +	6.00%	9.73%		3/1/2030	4,625	4,573	4,625	1.1%
W Services Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.25%	9.32%		9/24/2029	13,419	13,302	13,419	3.2%
W Services Group, LLC	(6) (9) (10)	Revolver	1M	S +	5.25%	5.25%		9/24/2029	—	(6)	—	0.0%
Total Business Services										227,048	220,738	52.1%
Franchising
Brightstar Group Holdings, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S+	5.00%	8.51%		3/1/2032	9,850	9,811	9,850	2.3%
ESN Venture Holdings, LLC	(6) (8) (11)	Senior Secured First Lien Term Loan	3M	S +	2.88%	6.95	% (3.38% PIK)	10/5/2029	13,720	13,576	13,720	3.2%
ESN Venture Holdings, LLC	(6) (11)	Delayed Draw Term Loan	3M	S +	2.88%	6.95	%PIK	10/7/2029	5,557	5,557	5,557	1.3%
ESN Venture Holdings, LLC	(6) (9) (10)	Revolver	3M	S +	2.88%	2.88%		10/5/2029	—	(5)	—	0.0%
FGG Spa, LLC	(7)	Senior Secured First Lien Term Loan	3M	S +	6.00%	10.33%		6/30/2031	6,000	5,886	5,886	1.4%
FGG Spa, LLC	(9) (10)	Delayed Draw Term Loan	3M	S +	6.00%	6.00%		6/30/2031	—	(9)	(9)	0.0%
FGG Spa, LLC	(9) (10)	Revolver	3M	S +	6.00%	6.00%		6/30/2031	—	(5)	(5)	0.0%
Tavern Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	6M	S +	5.75%	9.14%-9.39%		1/10/2030	9,875	9,778	9,875	2.3%
Total Franchising										44,589	44,874	10.5%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2026

(dollars in thousands)

			Spread Above
			Reference				Interest		Maturity	Par Amount	Amortized		% of Net
Portfolio Company (1) (2) (3)	Footnotes	Investment	Rate (4)				Rate (4)		Date	($) /Shares	Cost	Fair Value	Assets (5)
Healthcare
CNS Purchaser, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%		9.57%		12/30/2029	14,738	14,609	14,738	3.5%
CNS Purchaser, LLC	(6) (8)	Delayed Draw Term Loan	3M	S +	5.50%		9.57%		12/30/2029	498	495	498	0.1%
CNS Purchaser, LLC	(6) (9) (10)	Revolver	1M	S +	5.50%		5.50%		12/30/2029	—	(5)	—	0.0%
Everest AcquisitionCo, LLC	(6) (7)	Senior Secured Term Loan	1M	S +	6.00%		9.40%		5/12/2031	13,660	13,597	13,660	3.2%
Everest AcquisitionCo, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	6.00%		9.40%		5/12/2031	313	311	313	0.1%
Everest AcquisitionCo, LLC	(6)	Revolver	1M	S +	6.00%		9.40%		5/12/2031	196	192	196	0.0%
Honor HN Buyer, Inc	(6) (7)	Senior Secured Term Loan	3M	S+	5.75%		9.97%		10/15/2027	2,018	2,018	2,018	0.5%
Honor HN Buyer, Inc	(6) (7)	Delayed Draw Term Loan	3M	S+	5.75%		9.97%		10/15/2027	3,924	3,920	3,924	0.9%
Honor HN Buyer, Inc	(6) (10)	Revolver	3M	S+	5.75%		5.75%		10/15/2027	—	—	—	0.0%
Management Health Systems, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.25%		12.15%		12/31/2027	21,140	20,990	21,140	5.0%
Medical Management Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.50%		10.25%		8/1/2030	10,662	10,552	10,662	2.5%
Medical Management Holdings, LLC	(6)	Delayed Draw Term Loan	3M	S +	6.50%		10.25%		8/1/2030	141	133	141	0.0%
Medical Management Holdings, LLC	(6)	Revolver	3M	S +	6.50%		10.27%-10.31%		8/1/2030	353	338	353	0.1%
OPCO Borrower LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	5.25%		8.98%		5/8/2030	23,025	23,025	23,025	5.4%
P3 Acquisition Holdings LLC	(6)	Senior Secured Term Loan	1M	S +	6.50%		10.89%		11/13/2029	13,241	13,062	12,248	2.9%
P3 Acquisition Holdings LLC	(6)	Delayed Draw Term Loan	1M	S +	6.50%		10.99%-11.00%		11/13/2029	129	127	119	0.0%
P3 Acquisition Holdings LLC	(6)	Revolver	1M	S +	6.50%		10.87%-11.00%		11/13/2029	464	457	426	0.1%
P3 Acquisition Holdings LLC	(6)	Convertible Promissory Note			—		0.00%		11/13/2029	102	102	43	0.0%
Sandlot Buyer, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.25%		10.10%		9/19/2028	21,906	21,652	20,018	4.7%
Shiftkey, LLC	(6) (7) (11)	Senior Secured First Lien Term Loan	3M	S +	5.75%		10.09	% (0.5% PIK)	6/21/2027	9,165	9,151	8,511	2.0%
The Smilist DSO, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%		10.07%		4/4/2029	6,465	6,417	6,465	1.5%
The Smilist DSO, LLC	(6) (8)	Delayed Draw Term Loan	3M	S +	6.00%		10.07%		4/4/2029	2,144	2,127	2,144	0.5%
The Smilist DSO, LLC	(6)	Revolver	1M	S +	6.00%		9.90%-9.90%		4/4/2029	388	385	388	0.1%
YNWA Finco LLC	(6) (11) (14)	Senior Secured Term Loan	1M	S +	3.25%		7.05	% PIK	8/18/2027	9,550	9,550	7,031	1.7%
Zavation Medical Products, LLC	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	5.75%		9.48%		6/29/2029	12,838	12,733	12,838	3.0%
Zavation Medical Products, LLC	(6)	Revolver	3M	S +	5.75%		9.82%		6/30/2028	216	213	216	0.1%
Total Healthcare											166,151	161,115	37.9%

Technology & Telecommunications
Adswerve, Inc.	(6) (8)	Senior Secured Term Loan	3M	S +	4.25%		7.85%		12/4/2028	3,969	3,958	3,969	0.9%
Cartridge Technologies, LLC	(6) (8)	Senior Secured Term Loan	1M	S +	6.75%		10.90%		10/6/2028	21,444	21,272	21,444	5.1%
Cartridge Technologies, LLC	(6)	Revolver		P +	6.75%		10.86%-13.00%		10/6/2028	500	496	500	0.1%
Essence Communications Inc.	(6) (11)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.52%-12.58	% (2.00% PIK)	11/25/2027	13,463	13,413	10,499	2.5%
Essence Communications Inc.	(6)	Delayed Draw Term Loan	1M	S +	6.75%		10.47%-10.58%		11/25/2027	1,519	1,505	1,519	0.4%
Essence Communications Inc.	(6)	Revolver	1M	S +	6.75%		12.47%-12.75%		11/25/2027	9,885	9,839	5,875	1.4%
Excite Parent, Inc.	(6) (8)	Senior Secured First Lien Term Loan	3M	S +	4.25%		7.82%		10/31/2030	4,813	4,779	4,813	1.1%
IMS Technology Services, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	5.50%		9.15%		11/22/2029	14,402	14,239	14,402	3.4%
IMS Technology Services, LLC	(6)	Revolver	1M	S +	5.50%		9.14%-9.39%		11/22/2029	150	145	150	0.0%
MAPS Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.25%		9.67%		2/18/2031	21,047	20,825	21,047	5.0%
MAPS Buyer, Inc.	(6) (7)	Delayed Draw Term Loan	3M	S +	6.25%		9.33%		2/18/2031	400	397	400	0.1%
MAPS Buyer, Inc.	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		9/6/2029	—	(7)	—	0.0%
Mission Critical Group, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	5.25%		8.99%		10/1/2030	22,275	22,050	22,275	5.2%
Mission Critical Group, LLC	(6) (10)	Delayed Draw Term Loan	3M	S +	5.25%		5.25%		10/1/2030	—	—	—	0.0%
Mission Critical Group, LLC	(6)	Revolver	1M	S +	5.25%		8.99%		10/1/2030	1,000	1,000	1,000	0.2%
North Acquisition LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.75%		7/27/2027	19,610	19,557	17,912	4.2%
Proficium Purchaser, LLC	(6) (7)	Senior Secured Term Loan	6M	S +	6.25%		10.11%		3/27/2029	18,359	18,245	18,359	4.3%
Proficium Purchaser, LLC	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		3/27/2029	—	(5)	—	0.0%
The Teaching Company, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	5.50%		9.26%		2/11/2031	14,813	14,619	14,813	3.5%
Veradata Holdings, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.25%		9.65%		11/1/2028	23,264	23,090	23,264	5.5%
Veradata Holdings, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	6.25%		9.65%		11/1/2028	720	715	720	0.2%
Veradata Holdings, LLC	(6) (9) (10)	Revolver	1M	S +	6.25%		6.25%		11/1/2028	—	(2)	—	0.0%
Virtual Technologies Group, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	7.50%		11.40%		4/23/2029	7,234	7,142	7,234	1.7%
Virtual Technologies Group, LLC	(6) (7)	Delayed Draw Term Loan	1M	S +	7.50%		11.40%		4/23/2029	417	410	417	0.1%
Virtual Technologies Group, LLC	(6)	Revolver	1M	S +	7.50%		11.27%-11.40%		4/23/2029	232	227	232	0.1%
Total Technology &Telecommunications											197,909	190,844	45.0%

Transportation & Logistics
Auto Transport Holdings, LLC	(6) (8)	Senior Secured First Lien Term Loan	1M	S +	7.25%		11.15%		11/4/2029	4,488	4,452	4,488	1.1%
B2B Industrial Products, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	6.75%		10.97%		10/7/2026	13,513	13,510	12,927	3.0%
Contract Datascan, LP	(6) (7) (11)	Senior Secured First Lien Term Loan	6M	S +	7.50%		7.77	% PIK	11/3/2028	25,035	24,677	23,881	5.6%
Contract Datascan, LP	(6)	Revolver	6M	S +	7.50%		7.73%-8.30%		11/3/2028	800	789	754	0.2%
CSG Buyer, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%		9.57%		7/29/2029	18,707	18,488	18,707	4.4%
IAM Acquisition LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.00%		10.23%		6/28/2029	22,083	22,006	21,421	5.0%
LGC US Finco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	7.00%		10.99%		8/14/2030	14,625	14,394	14,625	3.4%
MB Precision Investment Holdings LLC	(6)	Senior Secured First Lien Term Loan	1M	S +	8.00%		14.10%		10/2/2028	7,788	7,662	7,038	1.7%
MB Precision Investment Holdings LLC	(6)	Delayed Draw Term Loan	3M	S +	10.00%		14.33%		10/2/2028	1,986	1,962	1,787	0.4%
MB Precision Investment Holdings LLC	(6)	Revolver	3M	S+	8.00	%/P+7.00%	12.26% - 14.00%		10/1/2028	1,022	1,012	920	0.2%
NSC Technologies, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	3M	S +	6.25%		10.32%		8/27/2030	18,810	18,516	18,810	4.4%
Palmdale Oil Company, LLC	(6) (7)	Senior Secured Term Loan	3M	S +	4.75%		8.82%		12/12/2031	12,349	12,307	12,349	3.0%
Palmdale Oil Company, LLC	(6) (10)	Delayed Draw Term Loan	1M	S +	4.75%		4.75%		12/12/2031	—	—	-	0.0%
SLI Golden Bridge Holdco, LLC	(6) (7) (8)	Senior Secured First Lien Term Loan	1M	S +	6.00%		9.90%		1/10/2030	9,264	9,143	9,264	2.2%
Subsea Global Solutions, LLC	(6) (14)	Senior Secured Term Loan	3M	S +	6.75%		11.02%		3/29/2029	23,321	23,056	22,286	5.2%
Subsea Global Solutions, LLC	(6) (11)	Revolver	3M	S+	6.75	%/P+6.75%	10.68%-13.75	% PIK	3/29/2029	1,053	1,041	1,005	0.2%
Vehicle Management Services LLC	(6) (7)	Senior Secured First Lien Term Loan	3M	S +	6.25%		10.27%		7/26/2028	21,947	21,934	21,947	5.2%
VHL Logistics, Inc.	(6) (7) (8)	Senior Secured First Lien Term Loan	6M	S +	5.00%		9.28%		12/13/2029	25,000	24,767	25,000	5.9%
Voice Comm, LLC	(6) (7)	Senior Secured First Lien Term Loan	1M	S +	6.75%		10.15%		12/19/2030	16,339	16,032	16,339	3.9%
Total Transportation & Logistics											235,748	233,548	55.0%
Total Debt Investments											871,445	851,119	200.5%

Equity Investment

Business Services
Legacy Restoration LLC	(6) (12)	Class A Preferred Units								554,000	—	—	0.0%
Howard Supply Company, LLC	(12)	Common Equity								9	9	9	0.0%
Howard Supply Company, LLC	(12)	Series A Preferred Equity								143	143	143	0.0%
											152	152	0.0%

Franchising
FGG Spa, LLC	(12)	Common Equity								500,000	500	500	0.1%
											500	500	0.1%
Healthcare
Derm Holdings LLC	(6)	Class A Preferred Units								527,145	3,500	4,618	1.1%
P3 Acquisition Holdings LLC	(6) (12)	Series A Preferred equity								74,513	500	—	0.0%
Zavation Medical Products, LLC	(6) (12)	Class A Membership Units								8,585	1,068	749	0.2%
											5,068	5,367	1.3%
Technology & Telecommunications
MAPS Buyer, Inc.	(6)	Common Units								505	505	2,084	0.5%
Proficium Purchaser, LLC	(6)	Common Units								1,000,000	1,000	2,804	0.7%
Veradata Holdings, LLC	(6)	Class A Units								250	250	421	0.1%
Virtual Technologies Group, LLC	(6) (12)	Series A Preferred Units								1,000,000	1,000	1,220	0.3%
Virtual Technologies Group, LLC	(6) (12)	Series B Preferred Units								1,050,922	1,051	1,188	0.3%
Virtual Technologies Group, LLC	(6) (12)	Special Incentive Units								138,408	—	—	0.0%
											3,806	7,717	1.9%

Brightwood Capital Corporation I

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2026

(dollars in thousands)

Transportation & Logistics
CSG Parent, LLC	(6) (12)	Class A Common Equity			14	48	47	0.0%
Coregistics TopCo LLC	(6)	Class A Units			500,000	500	413	0.1%
Detroit Quality Staffing, LLC	(6) (12)	Preferred Equity			500,000	500	2,015	0.5%
MB Precision Investment Holdings LLC	(6) (12)	Class E Preferred Units			3,500,000	3,500	525	0.1%
						4,548	3,000	0.7%

Total Equity Investment						14,074	16,736	4.0%

Warrants

Technology & Telecommunications
Essence Communications Inc.	(6) (12)	Warrant		6/16/2030	36	—	—	0.0%
Virtual Technologies Group, LLC	(6) (12)	Warrant		12/31/2031	117,456	—	—	0.0%

Transportation & Logistics
Contract Datascan, LP	(6) (12)	Series A Preferred Warrant		11/3/2033	51	15	61	0.0%
Contract Datascan, LP	(6) (12)	Common Stock Warrant		11/3/2033	441	130	—	0.0%
MB Precision Investment Holdings	(6) (12)	Warrant		10/1/2028	3,500,000	—	—	0.0%
Mobile Investors, LLC	(6) (12)	Class A Units Warrant		12/19/2030	330	332	243	0.1%
						477	304	0.1%

Total Warrants						477	304	0.1%

Total Investments						$885,996	$868,159	204.6%

Cash Equivalents
First American Government Obligations Fund, Class X	(13)	Money Market Fund	3.76%			1,961	1,961	0.5%
Total Cash Equivalents						$1,961	$1,961	0.5%

Total Investments and cash equivalents						$887,957	$870,120	205.1%

Liabilities in Excess of Other Assets							(445,542)	(105.1)%

Net Assets							$424,578	100.0%
(1)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The issuers of debt and equity held by the Company are domiciled in the United States.
(3)	Denominated in U.S. Dollars unless otherwise noted.
(4)	All of the investments bear interest at rates that may be determined by reference to Prime Rate (“P”), as well as Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. Certain investments are subject to an interest rate floor or cap. For each such investment, the Company has provided the spread over P and SOFR and the current contractual interest rate in effect at September 30, 2026. As of September 30, 2026, the P was 7.00%. As of September 30, 2026, the effective rates for 1M S and 3M S are 3.91%, and 4.08%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is the actual interest rate range in effect as of September 30, 2026. For fixed rate loans, a spread above a reference rate is not applicable.
(5)	Percentage is based on net assets of $424,578 as of September 30, 2026.
(6)	Investment valued using unobservable inputs (Level 3), see Note 5 “Fair Value of Financial Instruments”.
(7)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-1, LLC (“SPV-1”) and pledged as collateral for the credit facility held through SPV-1.
(8)	Investment or portion of the investment are held by the Company indirectly through BCCI SPV-2, LLC (“SPV-2”) and pledged as collateral for the credit facility held through SPV-2.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(10)	Security is a fully unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(11)	Cost includes accrual of interest income paid in-kind (“PIK”). See Note 2 “Summary of Significant Accounting Policies”.
(12)	Non-income producing.
(13)	Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(14)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

Brightwood Capital Corporation I

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share information)

1.Principal Business and Organization

Brightwood Capital Corporation I (the “Company”) was formed as a Maryland corporation on November 15, 2021. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. BCCI SPV-1, LLC (“SPV-1”) is a Delaware limited liability company that was formed on March 15, 2023. The Company has 100% ownership of SPV-1 and consolidates the results of SPV-1 in its consolidated financial statements. BCCI SPV-2, LLC (“SPV-2”) is a Delaware limited liability company that was formed on September 20, 2024. The Company has 100% ownership of SPV-2 and consolidates the results of SPV-2 in its consolidated financial statements.

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

The Investment Adviser assesses the levels of the investments at each measurement date in accordance with the Company’s accounting policy. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments for the three and nine months ended September 30, 2026 and 2025.

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

Organization and Offering Costs

The Company has agreed to repay the Investment Adviser for initial organization costs and offering costs incurred prior to the commencement of its operations. Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred in the Consolidated Statements of Operations. Costs associated with the Company’s private offering of shares are charged to paid-in-capital upon the sale of such shares. For the three and nine months ended September 30, 2026 and 2025, no organization costs or offering costs were incurred.

Revenue Recognition

Security transactions are accounted for on the trade date or close of transactions. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. As of September 30, 2026 and December 31, 2025, YNWA Finco LLC was on non-accrual status, and accordingly the Company did not accrue interest income on this investment for the three and nine months ended September 30, 2026 and during the year ended December 31, 2025. The Company continued to receive cash interest payments for the three and nine months ended September 30, 2026 and during the year ended December 31, 2025. Cash receipts received while the investment was on non-accrual status were recognized as interest income given the Company’s assessment of collectability of remaining principal. For YNWA Finco LLC, the spread above the reference rate reflected in the Consolidated Schedule of Investments is the all in rate, while the interest rate column only represents the cash interest rate received during the period. As of September 30, 2026, Legacy Restoration LLC and Subsea Global Solutions, LLC senior secured term loan were on non-accrual status, and accordingly the Company did not accrue interest income on these investments for the three and nine months ended September 30, 2026.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring, amendment and other non-recurring upfront fees are recorded as other fee income when earned. The Company records prepayment premiums on loans and securities as other fee income when it earns such amounts. For the three and nine months ended September 30, 2026, $209 and $490 amendment fee income and $0 and $315 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations. For the three and nine months ended September 30, 2025, $315 and $433 amendment fee income and $0 and $321 prepayment premiums have been recorded, all of which are included in other income in the consolidated statements of operations.

Certain investments have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the loan principal of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest is generally reversed through interest income, respectively, when an investment is placed on non-accrual status. For the three and nine months ended September 30, 2026, $505 and $1,971 PIK has been recorded. For the three and nine months ended September 30, 2025, $400 and $610 PIK has been recorded.

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

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Company elected to be treated as a RIC and filed its tax return for the year ending December 31, 2025, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s shareholders and will not be reflected on the Consolidated Statements of Assets and Liabilities of the Company.

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

3.Agreements and Related Party Transactions

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator on July 26, 2022. Pursuant to the Administration Agreement, the Company intends to reimburse the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are expected to be made quarterly in arrears. For the three and nine months ended September 30, 2026, the Company incurred expenses of $151 and $459, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred expenses of $163 and $522, respectively, in overhead expenses, which are included in the consolidated statements of operations, for costs and expenses reimbursable to the Investment Adviser under the terms of the Administration Agreement. In addition to overhead expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of September 30, 2026 and December 31, 2025, $151 and $171, respectively, was payable to the Administrator and is included in due to affiliates on the consolidated statements of assets and liabilities.

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser on July 26, 2022. Pursuant to the Investment Advisory Agreement, the Company agrees to pay as compensation for the investment advisory and management services provided by the Investment Adviser a base management fee (“Base Management Fee”). The Base Management Fee is calculated as follows: (a) if the aggregate capital commitment of investors is less than or equal to $350,000, an annual rate equal to 0.80% of the fair value of the average gross assets of the Company associated with such capital commitment and (b) if the aggregate Investors’ capital commitment is greater than $350,000, an annual rate equal to 0.70% of the fair value of the average gross assets of the Company associated with such capital commitment in excess of $350,000. The Base Management Fee shall be payable quarterly in arrears. The Base Management Fee shall be calculated based on the fair value of the average value of the gross assets of the Company at the end of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. The Base Management Fee for any partial month or quarter shall be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month or quarter relative to the total number of days in such month or quarter). For the three and nine months ended September 30, 2026, the Investment Adviser earned a base management fee of $1,742 and $4,996, respectively. For the three and nine months ended September 30, 2025, the Investment Adviser earned a base management fee of $1,759 and $5,114, respectively. As of September 30, 2026 and December 31, 2025, base management fees of $1,742 and $1,738, respectively, were payable.

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

For the three and nine months ended September 30, 2026, the Company incurred directors’ fees of $75 and $225, respectively. For the three and nine months ended September 30, 2025, the Company incurred directors’ fees of $75 and $225, respectively. As of September 30, 2026 and December 31, 2025, directors’ fees of $165 and $210, respectively, were payable.

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

For the three and nine months ended September 30, 2026, the Company has allocable participation in co-investment based on exemptive order from the following investments: 12 Interactive, LLC, Adswerve, Inc., Athlete Buyer, LLC, Brightstar Group Holdings, Inc., Cartridge Technologies, LLC, ChildCare Careers, LLC, Coastline Holdings Group, LLC, Contract Datascan LP, Creative Foam Corporation, CSG Buyer, Inc., East West Manufacturing, LLC, Elevator Intermediate Holdings, Inc., Everest AcquisitionCo, LLC, FGG Spa, LLC, GPI Acquisition Co., Inc., Heritage HVAC Holdings, LLC, Honor HN Buyer, Inc, I Love Produce, LLC, Howard Supply Company, LLC, Legacy Restoration, LLC, LGC US Finco, LLC, Management Health Systems, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, Mission Critical Group, LLC, NSC Technologies, LLC, Obra Capital, Inc., Palmdale Oil Company, LLC, P3 Acquisition Holdings, Proficium Purchaser LLC, Sandlot Buyer, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, Synamedia Americas Holdings, Inc., Tavern Holdings, LLC, Team Car Care, LLC, The Smilist DSO, LLC, The Teaching Company, LLC, TouchFuse, LLC, Trulite Holding Corp., UFS, LLC, Veradata Holdings, LLC, Virtual Technologies Group, LLC, W Services Group, LLC and Zavation Medical Products, LLC.

Other

Brightwood Loan Services LLC is a wholly-owned subsidiary of Brightwood Capital Advisors LLC, the administrator of the Company (the “Administrator”). Under the Administration Agreement between the Company and the Administrator (the “Agreement”), the Administrator may arrange for others to furnish the administrative services, personnel and facilities provided for under the Agreement. The Company is responsible for any expenses incurred by the Administrator on behalf of the Company payable to Brightwood Loan Services LLC. For the nine months ended September 30, 2026, Brightwood Loan Services LLC served as administrative agent for the following investments: Cartridge Technologies, LLC, ChildCare Careers, LLC, Coastline Holdings Group, LLC, Contract Datascan LP, CSG Buyer, Inc., East West Manufacturing, LLC, Elevator Intermediate Holdings, Inc., Essence Communications Inc., Everest AcquisitionCo, LLC, FGG Spa, LLC, GPI Acquisition Co., Inc., Howard Supply Company, LLC, Heritage HVAC Holdings, LLC, Honor HN Buyer, Inc, IAM Acquisition LLC, I Love Produce, LLC, LGC US Finco, LLC, MAPS Buyer, Inc., Medical Management Holdings, LLC, John C. Cassidy Air Conditioning, Inc., KKSP Precision Machining LLC, Management Health Systems, LLC, Mission Critical Group, LLC, NSC Technologies, LLC, North Acquisition LLC, OPCO Borrower LLC, P3 Acquisition Holdings, LLC, Proficium Purchaser LLC, SLI Golden Bridge Holdco, LLC, Subsea Global Solutions, LLC, The Teaching Company, LLC, TouchFuse, LLC, UFS, LLC, Vehicle Management Services LLC, Veradata Holdings, LLC, VHL Logistics, Inc., Virtual Technologies Group, LLC, Voice Comm, LLC, W Services Group, LLC, and YNWA Finco LLC.

4.Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026:

	As of September 30, 2026
	Amortized		Percentage
	Cost (1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$635,962	$630,197	72.6%
Senior Secured Term Loan	179,496	172,246	19.9%
Delayed Draw Term Loan	37,421	34,495	4.0%
Revolver	18,464	14,138	1.6%
Convertible Promissory Note	102	43	0.0%
Common Units	3,880	7,027	0.8%
Preferred Units	10,194	9,709	1.1%
Warrants	477	304	0.0%
Total	$885,996	$868,159	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025:

	As of December 31, 2025
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured First Lien Term Loan	$568,293	$561,494	70.2%
Senior Secured Term Loan	179,267	175,761	22.0%
Delayed Draw Term Loan	38,876	36,902	4.6%
Revolver	17,613	9,111	1.1%
Convertible Promissory Note	70	62	0.0%
Common Units	4,356	8,929	1.1%
Preferred Units	9,250	7,377	0.9%
Warrants	477	464	0.1%
Total	$818,202	$800,100	100.0%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio investments in such industries as of September 30, 2026:

	As of September 30, 2026
		Percentage
Industry Classification	Fair Value	of Portfolio
Transportation & Logistics	$236,852	27.3%
Business Services	220,890	25.4%
Technology & Telecommunications	198,561	22.9%
Healthcare	166,482	19.2%
Franchising	45,374	5.2%
Total	$868,159	100.0%

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

As of September 30, 2026, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$630,197	$—	$—	$630,197
Senior Secured Term Loan	172,246	—	—	172,246
Delayed Draw Term Loan	34,495	—	—	34,495
Revolver	14,138	—	—	14,138
Convertible Promissory Note	43	—	—	43
Common Units	7,027	—	—	7,027
Preferred Units	9,709	—	—	9,709
Warrants	304	—	—	304
Total Investments	868,159	—	—	868,159
Cash Equivalents	1,961	1,961	—	—
Total Investments and cash equivalents	$870,120	$1,961	$—	$868,159

As of December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Senior Secured First Lien Term Loan	$561,494	$—	$—	$561,494
Senior Secured Term Loan	175,761	—	—	175,761
Delayed Draw Term Loan	36,902	—	—	36,902
Revolver	9,111	—	—	9,111
Convertible Promissory Note	62	—	—	62
Common Units	8,929	—	—	8,929
Preferred Units	7,377	—	—	7,377
Warrants	464	—	—	464
Total Investments	800,100	—	—	800,100
Cash Equivalents	1,374	1,374	—	—
Total Investments and cash equivalents	$801,474	$1,374	$—	$800,100

The following is a reconciliation for the nine months ended September 30, 2026, of investments for which significant unobservable inputs (Level 3) were used in determining fair value

	For the Nine Months Ended September 30, 2026
	Senior	Senior
	Secured	Secured	Delayed					Convertible
	First Lien	Term	Draw		Common	Preferred		Promissory
	Term Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of year	$561,494	$175,761	$36,902	$9,111	$8,929	$7,377	$464	$62	$800,100
Purchases	129,695	19,238	7,401	5,243	625	1,194	—	32	163,428
Accretion of discount (amortization of premium)	2,209	817	212	92	—	—	—	—	3,330
Sales and repayments	(65,735)	(19,969)	(9,351)	(4,529)	(4,304)	(356)	(88)	—	(104,332)
Unrealized gain (loss)	1,038	(3,745)	(952)	4,173	(1,425)	1,388	(160)	(51)	266
Paid in-kind interest	1,496	144	283	48	—	—	—	—	1,971
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Realized gain (loss)	—	—	—	—	3,202	106	88	—	3,396
Fair value at end of year	$630,197	$172,246	$34,495	$14,138	$7,027	$9,709	$304	$43	$868,159
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,210	$(3,762)	$(929)	$4,209	$1,775	$1,401	$(106)	$(51)	$3,747

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2026.

The following is a reconciliation for the nine months ended September 30, 2025, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2025
	Senior
	Secured	Senior
	First	Secured	Delayed					Convertible
	Lien Term	Term	Draw		Common	Preferred		Promissory
	Loan	Loan	Term Loan	Revolver	Units	Units	Warrants	Note	Total
Fair value at beginning of period	$479,581	$240,610	$27,378	$14,337	$4,603	$9,663	$17	$—	$776,189
Purchases	136,854	8,000	8,364	6,830	100	250	—	42	160,440
Accretion of discount (amortization of premium)	2,183	1,249	291	144	—	—	—	—	3,867
Sales and repayments	(32,540)	(15,085)	(1,532)	(4,107)	—	—	—	—	(53,264)
Unrealized gain (loss)	(6,000)	(3,255)	(1,973)	(7,685)	396	(1,968)	62	—	(20,423)
Paid in-kind interest	602	—	8	—	—	—	—	—	610
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—
Fair value at end of period	$580,680	$231,519	$32,536	$9,519	$5,099	$7,945	$79	$42	$867,419
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,000)	$(3,255)	$(1,973)	$(7,685)	$396	$(1,968)	$62	$—	$(20,423)

There were no transfers of investments into or out of Level 1, 2, or 3 in the fair value hierarchy during the three and nine months ended September 30, 2025.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2026, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$734,415	Discounted Cash Flows	Discount Rate	4.60%-26.06% (11.20%)
	$21,093	Enterprise Value	EBITDA Multiple	5.00x-10.00x (8.45x)
	$43,614	Enterprise Value	Revenue Multiple	0.10x-1.25x (0.80x)
	$21,846	Broker Quoted	Broker Quote	N/A
Equity investments	$16,084	Enterprise Value	EBITDA Multiple	4.00x-12.75x (7.68x)
Warrants	$304	Enterprise Value	EBITDA Multiple	5.75x-8.25x (6.95x)
	$—	Enterprise Value	Revenue Multiple	0.10x-0.20x (0.15x)
Total	$837,356
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

Certain of the Company’s Level 3 investments have been valued using unadjusted inputs that have not been internally developed by the Company, including recent acquisitions, third-party transactions, or quotations. As a result, fair value assets of approximately $30,803 have been excluded from the preceding table.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2025, were as follows:

Type of Investment	Fair Value	Valuation Technique	Unobservable Inputs *	Range (Weighted Average) **
Debt investments	$719,243	Discounted Cash Flows	Discount Rate	6.80% - 22.20% (10.39%)
	$29,981	Enterprise Value	EBITDA Multiple	2.00x-13.00x (5.73x)
	$9,624	Enterprise Value	Revenue Multiple	0.13x-1.10x (0.76x)
	$14,566	Broker Quoted	Broker Quote	N/A
Equity investments	$12,005	Enterprise Value	EBITDA Multiple	2.00x – 13.00x (7.38x)
Warrants	$464	Enterprise Value	EBITDA Multiple	4.00x-8.50x (7.02x)
	$—	Enterprise Value	Revenue Multiple	0.13x-0.23x (0.18x)
Total	$785,883
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

6.Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 190% and 197%, respectively. As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its borrowings.

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

On July 10, 2026, SPV-1, entered into a sixth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The weighted average spread threshold related to the collateral quality test per the credit agreement was updated to 4.75%.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility were $3,508 and $4,130, respectively, and were presented as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2026 and December 31, 2025, there was $29,740 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of September 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $320,260 and $262,060, respectively, and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility were $1,285 and $1,523, respectively, and were presented as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of September 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of September 30, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $6,831 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
	2026	2025
Interest expense on line of credit	$6,831	$7,947
Amortization of deferred financing costs	$290	$288
Weighted average interest rate	5.86%	6.98%
Weighted average outstanding balance	$449,610	$452,088

	For the Nine Months Ended September 30,
	2026	2025
Interest expense on line of credit	$19,155	$22,517
Amortization of deferred financing costs	$860	$824
Weighted average interest rate	5.94%	7.04%
Weighted average outstanding balance	$440,460	$421,542

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

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2026 and December 31, 2025, refer to the table below and the Consolidated Schedules of Investments.

The following table details the Company’s unfunded commitments as of September 30, 2026:

As of September 30, 2026
Investments	Asset Classification	Unfunded Commitment
12 Interactive, LLC	Revolver	$780
Athlete Buyer, LLC	Revolver	643
Cartridge Technologies, LLC	Revolver	200
ChildCare Careers, LLC	Revolver	1,000
ChildCare Careers, LLC	Delayed Draw Term Loan	1,000
CNS Purchaser, LLC	Revolver	500
Coastline Holdings Group, LLC	Delayed Draw Term Loan	2,675
Coastline Holdings Group, LLC	Revolver	556
Contract Datascan, LP	Revolver	200
Creative Foam Corporation	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Essence Communications Inc.	Revolver	115
ESN Venture Holdings, LLC	Delayed Draw Term Loan	221
ESN Venture Holdings, LLC	Revolver	722
Everest AcquisitionCo, LLC	Delayed Draw Term Loan	288
Everest AcquisitionCo, LLC	Revolver	804
FGG Spa, LLC	Delayed Draw Term Loan	500
FGG Spa, LLC	Revolver	500
GPI Acquisition Co., Inc.	Revolver	500
Honor HN Buyer, Inc	Revolver	244
Heritage HVAC Holdings, LLC	Delayed Draw Term Loan	5,000
Heritage HVAC Holdings, LLC	Revolver	441
Howard Supply Company, LLC	Revolver	348
I Love Produce, LLC	Delayed Draw Term Loan	1,000
I Love Produce, LLC	Revolver	256
IMS Technology Services, LLC	Revolver	350
MAPS Buyer, Inc.	Delayed Draw Term Loan	100
MAPS Buyer, Inc.	Revolver	1,000
MB Precision Investment Holdings LLC	Delayed Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Medical Management Holdings, LLC	Delayed Draw Term Loan	858
Medical Management Holdings, LLC	Revolver	647
Mission Critical Group, LLC	Delayed Draw Term Loan	833
Mission Critical Group, LLC	Revolver	667
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Palmdale Oil Company, LLC	Delayed Draw Term Loan	9,565
Prisma Graphic, LLC	Revolver	931
Proficium Purchaser, LLC	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	51
TouchFuse, LLC	Revolver	1,000
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Delayed Draw Term Loan	417
Virtual Technologies Group, LLC	Revolver	601
W Services Group, LLC	Revolver	500
Zavation Medical Products, LLC	Revolver	649
Total Unfunded Commitments		$40,582

The following table details the Company’s unfunded commitments as of December 31, 2025:

As of December 31, 2025
Investments	Asset Classification	Unfunded Commitment
Athlete Buyer, LLC	Revolver	$643
BP Loenbro Holdings, Inc.	Revolver	1,541
Cartridge Technologies, LLC	Revolver	500
CNS Purchaser, LLC	Delay Draw Term Loan	500
CNS Purchaser, LLC	Revolver	500
Contract Datascan, LP	Revolver	467
Creative Foam Corporation	Revolver	1,000
ESN Venture Holdings, LLC	Delay Draw Term Loan	422
ESN Venture Holdings, LLC	Revolver	722
Essence Communications Inc.	Revolver	115
Everest AcquisitionCo, LLC	Revolver	3,000
Everest AcquisitionCo, LLC	Delay Draw Term Loan	326
GPI Acquisition Co., Inc.	Revolver	500
IMS Technology Services, LLC	Revolver	500
Medical Management Holdings, LLC	Delay Draw Term Loan	908
Medical Management Holdings, LLC	Revolver	1,000
Legacy Restoration LLC	Revolver	266
MAPS Buyer, Inc.	Revolver	500
MB Precision Investment Holdings LLC	Delay Draw Term Loan	88
MB Precision Investment Holdings LLC	Revolver	3
Obra Capital, Inc.	Revolver	500
P3 Acquisition Holdings LLC	Revolver	42
Palmdale Oil Company, LLC	Delay Draw Term Loan	12,435
Prisma Graphic, LLC	Revolver	517
Proficium Purchaser, LLC	Revolver	1,000
Elevator Intermediate Holdings, Inc.	Revolver	1,000
Subsea Global Solutions, LLC	Revolver	37
The Smilist DSO, LLC	Revolver	439
TouchFuse, LLC	Revolver	840
Veradata Holdings, LLC	Revolver	250
Virtual Technologies Group, LLC	Revolver	211
W Services Group, LLC	Delay Draw Term Loan	500
W Services Group, LLC	Revolver	500
Total Unfunded Commitments		$31,772

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

On September 26, 2022, the Company issued and sold 10,000,000 shares of Common Stock for an aggregate offering price of $100,000, pursuant to a capital drawdown notice to its investors. On September 30, 2022, the Investment Adviser purchased 99,000 shares of Common Stock for an aggregate offering price of $990, pursuant to a capital drawdown notice. On November 10, 2022, the Company issued and sold 5,050,000 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 30, 2023, the Company issued and sold 5,101,010 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On September 26, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On November 7, 2023, the Company issued and sold 4,855,769 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. On January 2, 2024, the Company issued and sold 4,809,524 shares of Common Stock for an aggregate offering price of $50,500, pursuant to a capital drawdown notice to its investors, $500 of which was from the Investment Adviser. As of September 30, 2026 and December 31, 2025, the unfunded capital commitment from the investors was $0 and $0, of which $0 and $0, respectively, was from the Investment Adviser.

The following table summarizes the distributions declared on shares of the Company’s common stock since the initial funding on September 26, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Date Declared	Record Date	Payment Date	Amount per Share
12/30/2022	12/30/2022	1/27/2023	$0.08
5/23/2023	5/26/2023	6/9/2023	$0.21
8/28/2023	8/31/2023	9/14/2023	$0.24
11/27/2023	11/30/2023	12/14/2023	$0.22
12/27/2023	12/29/2023	1/12/2024	$0.34
5/21/2024	5/24/2024	6/7/2024	$0.29
9/9/2024	9/12/2024	9/26/2024	$0.34
11/19/2024	11/20/2024	11/26/2024	$0.26
12/26/2024	12/31/2024	1/14/2025	$0.35
5/27/2025	5/30/2025	6/13/2025	$0.37
8/25/2025	8/28/2025	9/12/2025	$0.32
11/19/2025	11/21/2025	12/5/2025	$0.30
12/26/2025	12/31/2025	1/14/2026	$0.31
6/2/2026	6/4/2026	6/18/2026	$0.31
8/28/2026	9/1/2026	9/15/2026	$0.29

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

The following table sets forth the computation of the weighted average basic and diluted loss per common share from operations for the following period:

	For the Three Months Ended September 30,
	2026		2025
Net increase (decrease) in net assets resulting from operations	$18,088		$(1,100)
Weighted average shares of common stock outstanding—basic and diluted	41,100,860	(1)	40,371,077	(2)
Net increase (decrease) in net assets resulting from operations per share	$0.44		$(0.03)

	For the Nine Months Ended September 30,
	2026		2025
Net increase (decrease) in net assets resulting from operations	$42,358		$19,835
Weighted average shares of common stock outstanding—basic and diluted	40,918,470	(3)	40,170,983	(4)
Net increase (decrease) in net assets resulting from operations per share	$1.04		$0.49
(1)	The weighted average shares outstanding for the three months ended September 30, 2026, are based on the average of outstanding shares as of June 30, 2026 and September 30, 2026.
(2)	The weighted average shares outstanding for the three months ended September 30, 2025, are based on the average of outstanding shares as of June 30, 2025 and September 30, 2025.
(3)	The weighted average shares outstanding for the nine months ended September 30, 2026, are based on the average of outstanding shares as of December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026.
(4)	The weighted average shares outstanding for the nine months ended September 30, 2025, are based on the average of outstanding shares as of December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025.

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

11.Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Per share data:(1)
Net asset value at beginning of period	$9.87	$10.33
Results of operations (2)
Net investment income	0.95	1.00
Net realized gain (loss)	0.08	—
Net change in unrealized appreciation (depreciation)	0.01	(0.51)
Net increase (decrease) in net assets resulting from operations (2)	$1.04	$0.49
Stockholder distributions from income	(0.60)	(0.69)
Reinvestment of stockholder distributions	0.00	0.01
Net asset value at end of period	$10.31	$10.14
Shares outstanding at end of period	41,188,658	40,463,319
Total return (3)	13.95%	8.03%
Ratio/Supplemental data:
Net assets at end of period	$424,578	$410,120
Ratio of net investment income to average net assets (4)	12.53%	12.88%
Ratio of net expenses to average net assets (4)	8.94%	9.97%
Portfolio turnover (5)	12.45%	6.41%
Asset coverage ratio (6)	190%	186%
(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	Total return was calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
(4)	Average net assets are used for this calculation. Ratios for the period are annualized.
(5)	Portfolio turnover for the period is not annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

12.Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	41,013,061	$418,908	40,278,836	$411,366
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	175,597	1,785	184,483	1,933
Balance at end of period	41,188,658	$420,693	40,463,319	$413,299

The following table summarizes the total shares issued for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	40,642,890	$415,120	39,872,149	$407,049
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	545,768	5,573	591,170	6,250
Balance at end of period	41,188,658	$420,693	40,463,319	$413,299

13.Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, chief financial officer, chief operating officer and chief credit officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

14.Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required in the consolidated financial statements as of September 30, 2026 and for the nine months ended September 30, 2026.

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

Overview

We were formed as a Maryland corporation on November 15, 2021. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, we have elected to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

Cash Flows

During the nine months ended September 30, 2026, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $28 million, and net cash provided by financing activities was $27 million due primarily to the borrowings from the credit facilities, offset by repayments under the credit facilities and shareholder distributions. As of September 30, 2026, cash and cash equivalents was $22 million.

During the nine months ended September 30, 2025, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $69 million, and net cash provided by financing activities was $70 million due primarily to the borrowings from the credit facilities, offset by repayments under the credit facilities. As of September 30, 2025, cash and cash equivalents was $22 million.

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

Borrowings

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2026 and December 31, 2025, our asset coverage was 190% and 197%, respectively. As of September 30, 2026 and December 31, 2025, we were in compliance with the terms and covenants of all the borrowings.

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

On July 10, 2026, we entered into a sixth amendment to credit agreement, with the Investment Adviser as the servicer, SPV-1 as the borrower, the financial institutions from time to time party hereto as lenders, KeyBank National Association as the administrative agent and syndication agent, U.S. Bank National Association as the collateral custodian and U.S. Bank Trust Company, National Association as the paying agent. The weighted average spread threshold related to the collateral quality test per the credit agreement was updated to 4.75%.

Costs incurred in connection with obtaining the BCCI SPV-1 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility were $3,508 and $4,130 respectively, and were presented as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2026 and December 31, 2025, there was $29,740 and $87,940 undrawn portion on the line of credit provided under this credit facility, respectively. As of September 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $320,260 and $262,060, respectively, and this carrying value approximates fair value.

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

Costs incurred in connection with obtaining the BCCI SPV-2 Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the facility. As of September 30, 2026 and December 31, 2025, the unamortized deferred financing costs related to the facility were $1,285 and $1,523, respectively, and were presented as an asset on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2026 and December 31, 2025, there was $0 and $0 undrawn portion on the line of credit provided under this credit facility, respectively. As of September 30, 2026 and December 31, 2025, the total outstanding balance under the credit agreement was $150,000 and $150,000, respectively, and this carrying value approximates fair value.

As of September 30, 2026 and December 31, 2025, the interest payable on line of credit related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility was $6,831 and $7,546, respectively.

The following table shows the expenses incurred related to BCCI SPV-1 Credit Facility and BCCI SPV-2 Credit Facility for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
	2026	2025
Interest expense on line of credit	$6,831	$7,947
Amortization of deferred financing costs	$290	$288
Weighted average interest rate	5.86%	6.98%
Weighted average outstanding balance	$449,610	$452,088

	For the Nine Months Ended September 30,
	2026	2025
Interest expense on line of credit	$19,155	$22,517
Amortization of deferred financing costs	$860	$824
Weighted average interest rate	5.94%	7.04%
Weighted average outstanding balance	$440,460	$421,542

Portfolio and Investment Activity

As of September 30, 2026, we had investments in 63 portfolio companies with an aggregate fair value of $868,159. As of December 31, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $800,100.

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
Net Investment Activity	2026	2025
Purchases	$58,745	$73,602
Sales and Repayments	(16,761)	(16,455)
Net Portfolio Activity	$41,984	$57,147

	Nine Months Ended September 30,
Net Investment Activity	2026	2025
Purchases	$163,428	$160,440
Sales and Repayments	(104,332)	(53,264)
Net Portfolio Activity	$59,096	$107,176

	For the Three Months Ended September 30,
	2026		2025
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$53,932	91.8%	$63,410	86.2%
Senior Secured Term Loan	—	—%	8,000	10.9%
Delayed Draw Term Loan	1,812	3.1%	829	1.1%
Revolver	2,801	4.8%	1,113	1.5%
Common Units	57	0.1%	—	0.0%
Preferred Units	143	0.2%	250	0.3%
Convertible Promissory Note	—	—%	—	0.0%
Total	$58,745	100.0%	$73,602	100.0%

	For the Nine Months Ended September 30,
	2026		2025
Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured First Lien Term Loan	$129,695	79.4%	$136,854	85.3%
Senior Secured Term Loan	19,238	11.8%	8,000	5.0%
Delayed Draw Term Loan	7,401	4.5%	8,364	5.2%
Revolver	5,243	3.2%	6,830	4.2%
Common Units	625	0.4%	100	0.1%
Preferred Units	1,194	0.7%	250	0.2%
Convertible Promissory Note	32	—%	42	0.0%
Total	$163,428	100.0%	$160,440	100.0%

As of September 30, 2026, our investments consisted of the following:

	As of September 30, 2026
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$635,962	$630,197
Senior Secured Term Loan	179,496	172,246
Delayed Draw Term Loan	37,421	34,495
Revolver	18,464	14,138
Convertible Promissory Note	102	43
Common Units	3,880	7,027
Preferred Units	10,194	9,709
Warrants	477	304
Total	$885,996	$868,159

As of December 31, 2025, our investments consisted of the following:

	As of December 31, 2025
	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	$568,293	$561,494
Senior Secured Term Loan	179,267	175,761
Delayed Draw Term Loan	38,876	36,902
Revolver	17,613	9,111
Convertible Promissory Note	70	62
Common Units	4,356	8,929
Preferred Units	9,250	7,377
Warrants	477	464
Total	$818,202	$800,100

The table below describes investments by industry composition based on fair value as of September 30, 2026:

	As of September 30, 2026
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$236,852	27.3%
Business Services	220,890	25.4%
Technology & Telecommunications	198,561	22.9%
Healthcare	166,482	19.2%
Franchising	45,374	5.2%
Total	$868,159	100.0%

The table below describes investments by industry composition based on fair value as of December 31, 2025:

	As of December 31, 2025
		Percentage of
Industry Classification	Fair Value	Portfolio
Transportation & Logistics	$243,181	30.4%
Business Services	172,431	21.6%
Healthcare	159,446	19.9%
Technology & Telecommunications	148,928	18.6%
Franchising	76,114	9.5%
Total	$800,100	100.0%

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

	As of			As of
	September 30, 2026			December 31, 2025
		Percentage	Number		Percentage	Number
Investment Performance Rating	Fair Value	of Portfolio	of Investments	Fair Value	of Portfolio	of Investments
2	$23,025	2.7%	1	$23,025	2.9%	1
3	—	—	—	22,813	2.8%	1
4	556,845	64.1%	41	508,877	63.6%	36
5	118,473	13.6%	9	106,052	13.3%	9
6	87,292	10.1%	5	110,311	13.8%	6
7	32,343	3.7%	3	13,861	1.7%	2
8	50,181	5.8%	4	15,161	1.9%	2
Total	$868,159	100.0%	63	$800,100	100.0%	57

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
Total investment income	$23,543	$24,605
Less: total expenses	(9,696)	(11,049)
Net investment income (loss), before taxes	13,847	13,556
Income tax expense, including excise tax	—	—
Net investment income (loss), after taxes	13,847	13,556
Total net realized and unrealized gain (loss) on investments	4,241	(14,656)
Net increase (decrease) in net assets resulting from operations	$18,088	$(1,100)

	For the Nine Months Ended September 30,
	2026	2025
Total investment income	$66,402	$71,653
Less: total expenses	(27,624)	(31,394)
Net investment income (loss), before taxes	38,778	40,259
Income tax expense, including excise tax	82	1
Net investment income (loss), after taxes	38,696	40,258
Total net realized and unrealized gain (loss) on investments	3,662	(20,423)
Net increase (decrease) in net assets resulting from operations	$42,358	$19,835

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,
	2026	2025
Interest income	$21,934	$23,871
Payment-in-kind (“PIK”) interest income	505	400
Other income	209	315
Dividend income	895	19
Total investment income	$23,543	$24,605

	Nine Months Ended September 30,
	2026	2025
Interest income	$61,634	$69,632
Payment-in-kind (“PIK”) interest income	1,971	610
Other income	826	754
Dividend income	1,971	657
Total investment income	$66,402	$71,653

For the three and nine months ended September 30, 2026, we generated investment income of $23,543 and $66,402, respectively, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan, revolver and common stocks of 63 portfolio companies held during the period. For the three and nine months ended September 30, 2025, we generated investment income of $24,605 and $71,653, respectively, consisting primarily of interest income on investments in senior secured first lien term loan, senior secured term loan, delayed draw term loan and revolver of 60 portfolio companies held during the period. The slight decrease in investment income was primarily due to the reversal of accrued interest income for Legacy Restoration LLC and Subsea Global Solutions, LLC senior secured term loan as they were placed on non-accrual status since June 30, 2026 and no interest income was accrued for the nine months ended September 30, 2026, as well as the decreased SOFR rate for the same period compared to the prior year.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,
	2026	2025
Interest expense on line of credit	$6,831	$7,947
Management fees	1,742	1,759
Amortization of deferred financing costs	290	288
Professional fees	225	209
Other general and administrative expenses	201	237
Overhead expenses	151	163
Administration fees	149	154
Facility expenses	—	198
Directors’ fees	75	75
Custody fees	32	19
Total expenses	$9,696	$11,049

	For the Nine Months Ended September 30,
	2026	2025
Interest expense on line of credit	$19,155	$22,517
Management fees	4,996	5,114
Amortization of deferred financing costs	860	824
Other general and administrative expenses	696	790
Professional fees	662	680
Overhead expenses	459	522
Administration fees	440	449
Facility expenses	—	198
Directors’ fees	225	225
Custody fees	131	75
Total expenses	$27,624	$31,394

The decrease in interest expense during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily the result of the lower SOFR rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, we incurred management fees of $4,996. For the nine months ended September 30, 2025, we incurred management fees of $5,114. The management fees were driven by the gross assets under management, which remained relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net Realized and Unrealized Gains and Losses

Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio for the three and nine months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,
	2026	2025
Net realized gain (loss) on non-controlled/non-affiliate company investments	$194	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	4,047	(14,656)
Total net realized and unrealized gain (loss) on investments	$4,241	$(14,656)

	For the Nine Months Ended September 30,
	2026	2025
Net realized gain (loss) on non-controlled/non-affiliate company investments	$3,396	$—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	266	(20,423)
Total net realized and unrealized gain (loss) on investments	$3,662	$(20,423)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. The net realized gain for the three and nine months ended September 30, 2026 of $194 and $3,396, respectively, were primarily due to the equity proceeds from CSG Parent, LLC sale and BP Loenbro Holdings, Inc. paydown. There were no realized gains (losses) for the nine months ended September 30, 2025. The change in unrealized gain (loss) on investments was primarily due to the valuation mark up on a few portfolio holdings such as Subsea Global Solutions, LLC and Essence Communications Inc..

Off-Balance Sheet Arrangements

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $40.6 million and $31.8 million, respectively.

RIC Tax Treatment and Distributions

Following our election to be regulated as a BDC under the 1940 Act, we elected to be treated as a RIC and filed our tax return for the year ending December 31, 2025, as a RIC. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income distributed by us represents obligations of our shareholders and will not be reflected on our Consolidated Statement of Assets and Liabilities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in thousands, except share and per share data)

We are subject to financial market risks, including changes in interest rates. We have invested, and plan to continue to invest primarily in illiquid debt securities of private companies. As of September 30, 2026, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a Secured Overnight Financing Rate (“SOFR”) (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Interest	Interest
Basis Point Change	Income	Expense	Net Income
-25 Basis Points	56,661	(802)	57,463
Base Interest Rate	56,999	—	56,999
+100 Basis Points	58,350	3,208	55,142
+200 Basis Points	59,701	6,417	53,284
+300 Basis Points	61,052	9,625	51,427

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.–Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 30, 2026 which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A.–Risk Factors in the Annual Report.

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

BRIGHTWOOD CAPITAL CORPORATION I

Date: November 12, 2026	By:	/s/ Sengal Selassie
	Name:	Sengal Selassie
	Title:	Chief Executive Officer

Date: November 12, 2026	By:	/s/ Russell Zomback
	Name:	Russell Zomback
	Title:	Chief Financial Officer